Form 10-Q
period 2004-09-30
SHOPPING COM LTD
filed 2004-11-12
CIK 1108482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 0-50964

SHOPPING.COM LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Zoran Street

Netanya 42504, Israel

(Address of Principal Executive Offices, Including Zip Code)

972-9-892-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

As of November 11, 2004, there were 29,471,168 shares of the Registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shopping.com Ltd.

Consolidated Balance Sheets - Unaudited

U.S. Dollars in thousands (except share and per share data)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$25,699	$32,516
Accounts receivable, net of allowance for doubtful accounts of $677 and $935 at December 31, 2003 and September 30, 2004, respectively	11,139	8,819
Prepaid expenses and other current assets	1,318	4,061

Total current assets	38,156	45,396
Property and equipment, net	3,253	5,678
Goodwill	16,814	16,814
Restricted cash	1,584	87
Other assets	1,799	1,990

Total assets	$61,606	$69,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,434	$944
Payroll and benefit related liabilities	3,143	3,097
Accrued marketing expenses	2,932	4,997
Other payables and accrued expenses	2,680	2,896

Total current liabilities	14,189	11,934
Accrued severance liability	565	439

Total liabilities	14,754	12,373

Contingencies (Note 6)

Shareholders’ equity:
Preferred Shares, NIS 0.01 par value; 90,952,040 shares authorized 62,777,118 shares issued and outstanding at December 31, 2003 and September 30, 2004 (Liquidation preference of $217,036)	145	145
Ordinary shares, NIS 0.01 par value; 27,261,990 shares authorized 5,171,419 and 6,176,056 shares issued and outstanding at December 31, 2003 and September 30, 2004	12	15
Additional paid-in capital	213,136	225,875
Deferred stock compensation	(3,796)	(11,622)
Accumulated other comprehensive loss	(1,318)	(1,375)
Accumulated deficit	(161,327)	(155,446)

Total shareholders’ equity	46,852	57,592

Total liabilities and shareholders’ equity	$61,606	$69,965

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Statements of Operations (Unaudited)

U.S. Dollars in thousands (except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$16,848	$22,978	$41,834	$65,315

Operating expenses:
Cost of revenues	852	1,184	2,305	3,435
Research and development	1,826	2,691	4,777	7,882
Sales and marketing	9,139	11,530	22,631	33,876
General and administrative	2,103	3,747	5,338	9,283
Stock-based compensation	1,561	1,334	1,561	3,692
Amortization of purchased intangible assets	168	176	332	529
Restructuring and other charges	256	—	256	617

Total operating expenses	15,905	20,662	37,200	59,314

Operating income	943	2,316	4,634	6,001

Interest and other income (expense), net	155	(273)	302	(85)
Interest expense	(8)	(1)	(33)	(4)

Income before income taxes	1,090	2,042	4,903	5,912
Provision for income taxes	(25)	(13)	(50)	(31)

Net income	1,065	2,029	4,853	5,881

Deemed dividend	—	—	—	(10,500)

Net income (loss) attributable to ordinary shareholders	$1,065	$2,029	$4,853	$(4,619)

Basic net income (loss) per share	$0.05	$0.09	$0.28	$(0.80)

Diluted net income (loss) per share	$0.05	$0.08	$0.27	$(0.80)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	4,383	6,019	4,193	5,797

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	21,600	24,254	18,282	5,797

Non-cash stock compensation charge can be allocated to the following:
Cost of revenues	$—	$41	$—	$434
Research and development	111	189	111	486
Selling and marketing	727	514	727	1,205
General and administrative	723	590	723	1,567

Total stock-based compensation	$1,561	$1,334	$1,561	$3,692

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

U.S. Dollars in thousands (except share data)

	Preferred Shares		Ordinary Shares			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Trust Shares	Amount
Balance at January 1, 2004	62,777,118	$145	5,171,419	—	$12	$213,136	$(3,796)	$(1,318)	$(161,327)	$46,852
Net income	—	—	—	—	—	—	—	—	5,881	5,881
Comprehensive income
Translation differences	—	—	—	—	—	—	—	(57)	—	(57)

Total comprehensive income										5,824

Amortization of restricted stock	—	—	—	—	—	—	244	—	—	244
Forfeiture of unvested restricted shares	—	—	(9,225)	9,225	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	10,893	(10,893)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	2,834	—	—	2,834
Acceleration of stock option vesting	—	—	—	—	—	599	—	—	—	599
Extension of stock option term	—	—	—	—	—	4	—	—	—	4
Stock options issued to a consultant	—	—	—	—	—	22	(11)	—	—	11
Exercise of stock options	—	—	1,013,862	(9,225)	3	1,221	—	—	—	1,224

Balance at September 30, 2004 (unaudited)	62,777,118	$145	6,176,056	—	$15	$225,875	$(11,622)	$(1,375)	$(155,446)	$57,592

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Statements of Cash Flows - Unaudited

U.S. Dollars in thousands

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$4,853	$5,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,710	1,940
Non-cash stock-based compensation	1,561	3,692
Foreign exchange loss, net	(137)	(34)
Loss on disposal of fixed assets	—	391
Amortization of purchased intangibles	332	529
Decrease in accounts receivable	1,444	2,351
Increase in prepaid expenses and other assets	(276)	(2,415)
Increase (decrease) in accounts payable	1,316	(4,541)
Increase in other liabilities and accrued marketing and other expenses	639	2,265
Increase (decrease) in accrued severance liability	166	(126)

Net cash provided by operating activities	11,608	9,933

Cash flows from investing activities:
Purchases of property and equipment	(1,213)	(4,624)
Capitalization of software	(93)	(1,178)
Acquisition of Epinions, Inc., net of cash acquired	9,920	—
(Increase) decrease in restricted cash	(2)	1,498

Net cash provided by (used in) investing activities	8,612	(4,304)

Cash flows from financing activities:
Proceeds on sale of ordinary shares, net	9	—
Principal payments under capital lease obligations	(151)	—
Proceeds from exercise of Series B Preferred Share warrants	53	—
Proceeds from exercise of stock options	43	1,224

Net cash (used in) provided by financing activities	(46)	1,224

Net increase in cash and cash equivalents	20,174	6,853
Effect of exchange rates on cash and cash equivalents	64	(36)
Cash and cash equivalents, beginning of period	2,579	25,699

Cash and cash equivalents, end of period	$22,817	$32,516

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

1.	Organization and Operations

Shopping.com Ltd., (the “Company”) was incorporated in 1997 under the laws of the State of Israel and commenced operations in 1998. The Company is a leading online comparison shopping service. Through its web sites, including www.shopping.com, www.dealtime.com, www.epinions.com, www.uk.shopping.com and other network sites, consumers find, compare and buy products from merchants and merchants locate consumers seeking to buy their products. For merchants and other listing providers, Shopping.com delivers qualified, in-market buyers and lower customer acquisition costs. For consumers, Shopping.com supplies product information and a helpful way to search for the right product at the best price.

Shopping.com, Inc., the Company’s wholly owned subsidiary, was incorporated in December 1998 under the laws of the State of Delaware for the purpose of marketing and selling the Company’s products and services in the United States. DealTime (Europe) B.V. (“DealTime-Europe”) was incorporated in April 2000 under the laws of the Netherlands for the purpose of marketing and selling the Company’s products and services in Europe. In April 2003, the Company acquired Epinions, Inc. The Company completed its initial public offering in October 2004, as discussed in Note 7.

2.	Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and results of operations of the Company for the interim periods presented. The consolidated balance sheet at December 31, 2003 has been derived from audited financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1, as amended. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management involve the assessment of collectibility of accounts receivable, the determination of the allowance for doubtful accounts, the computation of the Company’s effective tax rate and deferred tax assets and liabilities, the determination of the fair market value of its ordinary shares and the valuation and useful lives of its capitalized software and long-lived assets. Actual results can differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

Functional Currency

Substantially all of the Company’s revenues are generated outside of Israel. Most of these revenues are denominated in U.S. Dollars and most marketing costs are incurred outside of Israel, primarily in transactions denominated in U.S. Dollars. Accordingly, the currency of the primary economic environment in which the Company’s operations are conducted is the U.S. Dollar, which is used as the Company’s functional and reporting currency.

Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into Dollars, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-Dollar currencies are reflected in the consolidated statement of operations as interest and other income (expense), net.

The financial statements of the Company’s European subsidiaries, whose functional currency is their respective local currencies, have been translated into U.S. Dollars by translating balance sheet amounts at period-end exchange rates and statement of operations accounts at average exchange rates for the period. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheet as accumulated other comprehensive income (loss).

Amounts in the financial statements representing the U.S. Dollar equivalents of balances denominated in other currencies do not necessarily represent their real or economic value in U.S. Dollars.

Capitalized Software Costs

The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. During the year ended December 31, 2003 and the nine months ended September 30, 2004, the Company capitalized $93 and $1,178, respectively, which is being amortized over a two-year period. For the three and nine months ended September 30, 2003, the Company recorded $33 and $98 of amortization expense, respectively, which is included as a component of research and development expense. For the three and nine months ended September 30, 2004, the Company recorded $107 and $236 of amortization expense, respectively, which is included as a component of research and development expense.

Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. Any impairment loss is recognized in the statement of operations. The Company did not record any such impairment during the three and nine months ended September 30, 2003 and 2004.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

As of September 30, 2004, the gross amounts and accumulated amortization of identified intangible assets that arose in the acquisition of Epinions in April 2003, and are included in other assets, were as follows:

	Gross Amount	Accumulated Amortization	Carrying Value
Review content	$860	$627	$233
Software technology	250	183	67
Corporate trade name	300	219	81

Total	$1,410	$1,029	$381

Amortization expense related to identified intangible assets was $168 and $332 for the three and nine months ended September 30, 2003, respectively, and $176 and $529 for the three and nine months ended September 30, 2004, respectively. Estimated annual amortization expense for the three months ending December 31, 2004 and year ending December 31, 2005 is shown below:

Three months ending December 31, 2004	$176
Year ending December 31, 2005	205

Total	$381

Advertising Costs

Advertising costs included in sales and marketing expenses, which include the costs associated with the Company’s online and offline advertising campaigns, are expensed as incurred and amounted to $6,765 and $17,183 for the three and nine months ended September 30, 2003, respectively and $9,357 and $27,117 for the three and nine months ended September 30, 2004, respectively.

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”) in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company’s share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 (“FAS 148”) are provided below.

The Company applies FAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services with respect to options issued to non-employees. FAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

The following table provides a reconciliation of net income to pro forma net income as if compensation cost for stock options granted to employees had been determined using the fair value method prescribed by FAS 123. The estimated fair value of each stock option is calculated using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$1,065	$2,029	$4,853	$5,881

Add: Stock-based employee compensation expense included in net income, as reported	73	1,268	73	3,437

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards calculated with the use of a Black-Scholes option-pricing model	(1,835)	(683)	(2,154)	(2,025)

Pro forma net (loss) income	$(697)	$2,614	$2,772	$7,293

Net income (loss) per share

Basic net income (loss) per share:
As reported	$.05	$.09	$.28	$(.80)

Pro forma	$(.16)	$.12	$.16	$(.55)

Diluted net income (loss) per share:
As reported	$.05	$.08	$.27	$(.80)

Pro forma	$(.16)	$.11	$.15	$(.55)

Earnings per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential ordinary shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

As of September 30, 2004, the Company had outstanding convertible preferred shares, warrants to purchase convertible preferred shares and stock options to purchase an aggregate of 18,724,950 ordinary shares, which were not included in the calculation of Diluted EPS for the nine months ended September 30, 2004 due to the anti-dilutive nature of these instruments.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator
Net income	$1,065	$2,029	$4,853	$5,881
Deemed dividend	—	—	—	(10,500)

Net income (loss) attributable to ordinary shareholders	$1,065	$2,029	$4,853	$(4,619)
Allocation of net income to participating preferred shares	(835)	(1,471)	(3,682)	—

Numerator for basic calculation, net income (loss) attributable to ordinary shareholders	$230	$558	$1,171	$(4,619)
Allocation of net income to participating preferred shares	835	1,471	3,682	—

Numerator for diluted calculation	$1,065	$2,029	$4,853	$(4,619)

Denominator
Denominator for basic calculation, weighted average shares	4,383	6,019	4,193	5,797
Weighted average dilutive participating preferred shares	15,876	15,876	13,188	—
Potential ordinary shares attributable to stock options	1,317	2,316	892	—
Potential ordinary shares attributable to deferred stock compensation	24	43	9	—

Denominator for diluted calculation, weighted average shares	21,600	24,254	18,282	5,797
Net income per share
Basic net income per share	$0.05	$0.09	$0.28	$(0.80)

Diluted net income per share	$0.05	$0.08	$0.27	$(0.80)

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$1,065	$2,029	$4,853	$5,881

Other comprehensive income (loss)
Foreign currency translation adjustment	(9)	(24)	(54)	(57)

Comprehensive income	$1,056	$2,005	$4,799	$5,824

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade receivables. Cash and cash equivalents are maintained by major financial institutions in the United States, Israel and Europe. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s accounts receivable are derived from lead referral revenue and advertising contracts. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not generally require collateral from its customers and substantially all of its trade receivables are unsecured. The Company maintains an allowance for doubtful accounts receivable based upon management’s experience and estimate of collectibility of each account. The risk of collection associated with trade receivables is mitigated by the variety and number of customers. In addition, the Company requires customers with poor or insufficient credit histories to provide it with payment in advance of delivery of services to further mitigate collection risk.

A single customer accounted for 39.1% and 34.4% of the Company’s revenues for the three and nine months ended September 30, 2003, respectively, 46.1% and 44.1% of the Company’s revenues for the three and nine months ended September 30, 2004, respectively, and 35.1% and 37.6% of the Company’s accounts receivable as of December 31, 2003 and September 30, 2004, respectively.

Recently Issued Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached in EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 (“EITF 03-6”). EITF 03-6 nullifies the guidance previously included under EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share (“EITF Topic D-95”), and requires that convertible participating securities be included in the computation of basic earnings per share using the two-class method. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The Company adopted EITF 03-6 for the quarter ended June 30, 2004. The Company had previously computed basic earnings per share using the as-if converted method, as permitted under EITF Topic D-95. As required by EITF 03-6, the Company has recomputed its historical basic earnings per share amounts to conform to the current presentation. The adoption of EITF 03-6 did not have an impact on basic earnings per share.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

3.	Capitalization

Stock Split

The Company’s board of directors and shareholders approved in May 2004 and June 2004, respectively, a reverse stock split of 1-for-4 Ordinary Shares. All share, per share and stock option data information in the accompanying consolidated financial statements has been retroactively restated for all periods to reflect the reverse stock split.

2004 Equity Incentive Plan

In February 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan will become effective upon the consummation of the Company’s initial public offering and will serve as the successor to the Company’s 2003 Omnibus Stock Option and Restricted Stock Incentive Plan (the “2003 Plan”). The 2004 Plan authorizes the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, restricted stock units and stock bonuses. The 2004 Plan will be administered by the compensation committee of the board of directors (the “Plan Administrator”).

In the event of a liquidation, dissolution or change in control transaction, except for options granted to non-employee directors, the options may be assumed or substituted by the successor company. Options that are not assumed or substituted will expire on the transaction at the time and on the conditions that the Plan Administrator determines. Options granted to non-employee directors accelerate in full upon a liquidation, dissolution or change in control transaction.

The Company has reserved 3,000,000 shares for issuance under the 2004 Plan. The number of Ordinary Shares reserved for issuance under the 2004 Plan will be increased by:

•	The number of Ordinary Shares reserved under the 2003 Plan that are not subject to outstanding grants on the date of the Company’s initial public offering;

•	The number of Ordinary Shares issued under the 2003 Plan that the Company repurchases at the original purchase price; and

•	The number of Ordinary Shares issuable upon exercise of options granted under the 2003 Plan that expire or become unexercisable at any time after the Company’s initial public offering without having been exercised in full.

In addition, under the terms of the 2004 Plan, the number of Ordinary Shares reserved for issuance under the plan will increase automatically on January 1 of each year starting in 2006 by the lesser of an amount determined by the board of directors or the compensation committee or 4% of the total outstanding Ordinary Shares as of the immediately preceding December 31.

During any calendar year, no person will be eligible to receive more than 250,000 Ordinary Shares, or 750,000 Ordinary Shares in the case of a new employee, under the 2004 Plan. The 2004 Plan will terminate in 2014, unless terminated earlier by the Company’s board of directors.

Employee Stock Purchase Plan

In February 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved, the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The 2004 ESPP will become effective upon the consummation of the Company’s initial public offering. Upon consummation of the Company’s initial public offering, the Company will reserve 300,000 Ordinary Shares for issuance under the 2004 ESPP. The

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

2004 ESPP will permit each eligible employee, as defined, to purchase ordinary shares of the Company through payroll deductions, provided that the aggregate amount of each employee’s payroll deductions does not exceed 15% of his cash compensation. The 2004 ESPP will be administered by the Compensation Committee of the board of directors in accordance with the terms of the 2004 ESPP.

The number of shares reserved for issuance under the 2004 ESPP will increase automatically on January 1 of each year, starting in 2006 and ending with 2015, by an amount equal to the lesser of: 750,000 or 1% of our total outstanding Ordinary Shares as of the immediately preceding December 31. The Company’s board of directors or Compensation Committee may reduce the amount of the increase in any particular year. The 2004 ESPP will terminate when all shares reserved for sale have been sold, unless terminated earlier by the Company’s board of directors.

Revised Articles of Association

In May 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved, revisions to its articles of association that amend (i) the definition of a Qualified IPO to be an initial public offering of the Company’s Ordinary Shares that raises net proceeds for the Company of a minimum of $30 million and (ii) the conversion ratios of certain classes of Preferred Shares, such that holders of the Series A Shares, Series B Shares, Series C Shares and Series F Shares will have the right at any time to convert such shares to Ordinary Shares on a 0.25-to-1 basis, holders of Series D Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.30943 Ordinary Shares for each Series D Share, holders of Series E Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.34053 Ordinary Shares for each Series E Share, and the holders of Series G, H and I Preferred Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.25985 Ordinary Shares for each such Preferred Share (“Conversion Scenario I”). Any outstanding Preferred Shares will be automatically converted into Ordinary Shares at the conversion ratio then in effect contemporaneously with the consummation by the Company of a Qualified IPO; provided, however, that if the price per share in the Qualified IPO (the “IPO Price”) is less than $16.00, the conversion rate of the Series D Preferred shares shall be equal to 0.30943 multiplied by the ratio obtained by dividing $16.00 by the IPO Price (the “Adjustment Ratio”), the conversion rate of the Series E Preferred shares shall be equal to 0.34053 multiplied by the Adjustment Ratio and the conversion rates of the Series G, H and I Preferred shares shall be adjusted so that such Preferred Shares shall convert into such number of Ordinary Shares so as to maintain the percentage ownership by the holders of Series G, H and I Preferred Shares in the Company on a Fully-Diluted As Converted basis (and before taking into account any shares offered by the Company in the IPO) as such holders would have received under Conversion Scenario I. “Fully-Diluted As Converted” means the Ordinary Shares outstanding as of immediately prior to the IPO, including the Ordinary Shares issued upon conversion of the Series A, B, C, D, E, F, G, H and I Preferred Shares, plus the Ordinary Shares issuable upon exercise of outstanding warrants and options outstanding or available for issuance under the Company’s employee stock option plan as of immediately prior to the Qualified IPO. The modification of the conversion ratios represented by this amendment will be treated as an induced conversion of the Preferred Shares and, as a result, the Company will record a deemed dividend upon the closing of its initial public offering.

Upon the completion of the initial public offering, the Company’s authorized capital will consist of 125,000,000 Ordinary Shares, NIS 0.01 par value per share.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

4.	Restructuring and Other Charges

In September 2003, the Company announced that it was relocating its U.S. headquarters to Brisbane, CA. In connection therewith and in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), the Company recorded a charge of $256 during the three and nine months ended September 30, 2003 and $0 and $617 during the three and nine months ended September 30, 2004. The plan principally impacted the Company’s New York and Israel offices and was substantially completed during Q4 2003.

The restructuring charge recorded during the three and nine months ended September 30, 2003 and 2004 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Employee severance and other termination benefits	$103	$—	$103	$91
Relocation costs	153	—	153	526

Total	$256	$—	$256	$617

The following is a reconciliation of the remaining accrued liability as of September 30, 2004:

	Employee severance and other termination benefits	Relocation costs	Total
Beginning balance	$113	$221	$334
Add: restructuring and relocation costs incurred	91	526	617
Less: Amount paid during the nine months ended September 30, 2004	(204)	(716)	(920)

Ending Balance	$—	$31	$31

The Company expects to make payments on the remaining accrued relocation costs by December 31, 2004.

5.	Geographic Segment Information

The Company is active in one business segment: designing, developing, selling and marketing its comparative shopping service. The Company maintains development operations in the United States and Israel. The Company’s sales and marketing operations are maintained in the United States and Europe. The Company attributes geographic revenues based on the entity that records the revenue.

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

Geographic information for the three and nine months ended September 30, 2003 and 2004 and as of September 30, 2003 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues
United States	$14,981	$19,485	$37,604	$55,607
Europe	1,867	3,493	4,230	9,708

	$16,848	$22,978	$41,834	$65,315

	December 31, 2003	September 31, 2004
Long-lived assets
United States	$2,848	$5,328
Israel	321	302
Europe	84	48

	$3,253	$5,678

6.	Contingencies

Indemnifications

The Company enters into various indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company typically indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with (among other things) any patent, copyright or other intellectual property infringement claim by any third party with respect to the Company’s service offering. The term of these indemnification agreements is generally perpetual any time after execution of the agreement, subject to applicable statutes of limitations. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unspecified. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company also, in accordance with its Articles of Association, indemnifies certain officers and employees for certain events or occurrences, subject to certain limits, while the officer or employee is or was serving at its request in such capacity. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified. The Company has no reason to believe that there is any material liability for actions, events or occurrences that have occurred to date.

Contingencies

The Company is involved from time to time in routine legal matters in the course of its business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Accordingly, no provision with regard to these matters has been recorded in the Company’s financial statements.

In May and June 2004, the Company was notified that a group of former holders of Epinions, Inc. common stock claims that it was damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duty, in connection with the

Shopping.com Ltd.
Notes to Consolidated Financial Statements (Unaudited)
U.S. Dollars in thousands (except share and per share data)

Company’s April 2003 acquisition of Epinions. That acquisition resulted in holders of Epinions preferred stock receiving shares of the Company’s preferred stock and certain Epinions employees being hired and given stock options by the Company, while the Epinions common stock was cancelled without consideration. The Company has been notified that the group of former Epinions stockholders claims to have suffered damages of over $30 million and that such former stockholders claim to be entitled to between 1.8 and 2.4 million of the Company’s ordinary shares. The letters further state that the former stockholders may seek to recover punitive damages, or to impose a constructive trust on misappropriated property and possibly other remedies, such as rescission and restitution. If these former Epinions stockholders file a claim relating to their alleged damages, they may make additional demands. The Company believes that these claims are without merit. Should this claim result in litigation, the Company intends to defend itself vigorously.

After the initial filing of the registration statement for the Company’s initial public offering, the conversion ratios of the Company’s Series D and Series E preferred shares were changed. The largest holder of Series D preferred shares and the principal holder of Series E preferred shares offered to release the Company from its agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, if the Company and the shareholders agreed to modify the conversion ratios of the Series D and Series E preferred shares to cause the issuance of more ordinary shares to all holders of those series of preferred shares upon their automatic conversion in the Company’s initial public offering at prices below $16.00 per share. That amendment was implemented after approval by the Company’s board of directors and shareholders. If that amendment constituted an offer and sale of securities in violation of the federal and state securities laws, the holders of Series D and Series E preferred shares may have rights to bring claims against the Company for rescission rights or damages. The value of the consideration surrendered by the shareholders in exchange, and therefore the magnitude of any related claim for rescission or damages, is uncertain. One measure of rescission or damages is the value of the consideration surrendered by former holders of Series D or Series E preferred shares. The Company cannot offer any assurance that the extent of its exposure to claims would be limited to this measure. Accordingly, the Company has not recorded any provision with regard to these potential claims.

7.	Subsequent Event

In October 2004, the Company completed its initial public offering of 5,060,084 ordinary shares at an initial public offering price of $18.00 per share. The Company provided the underwriters of the initial public offering with an option to purchase up to 1,030,674 additional ordinary shares at the initial public offering price of $18.00 per share, which was exercised on October 28, 2004. All of the Company’s outstanding preferred shares converted into 16,857,911 ordinary shares. As a result of such conversion, and in accordance with EITF 98-5, the Company will record an additional deemed dividend of $7.2 million during the fourth quarter of 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements regarding:

•	our possible or assumed future results of operations, including statements regarding revenue mix, cost of revenues, investment in research and development activities, promotion of our service through performance-based advertising and other programs, changes to our internal financial controls, trends in our operating expenses and provision for income taxes, increased costs as a result of becoming a public company and expenses related to stock-based compensation;

•	business strategies, including any expansion into new products, categories or countries, and investments to enhance our technology and the content presented on our service;

•	financing plans, including the adequacy of financial resources to meet future needs;

•	our industry environment, including our relationships with our significant customers;

•	our exposure to potential liabilities resulting from claims against us, fines or penalties;

•	the anticipated impact on our business and financial results of recent and future acquisitions;

•	potential growth opportunities;

•	the effects of competition and seasonality; and

•	our possible or assumed tax status or treatment in any jurisdiction in which we operate.

Some of our forward-looking statements can be identified by use of words such as “may,” “will,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates.”

Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption “Factors Affecting Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise any forward-looking statements after the date of this report.

Overview

We are a leading online comparison shopping service, attracting more unique visitors monthly than any other comparison shopping website. We help consumers make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We were incorporated in Israel in March 1997, and our service was first available in 1998. In April 2003, we acquired Epinions, Inc., an online shopping service specializing in consumer-generated reviews.

Our service is free for consumers. We generate revenues primarily from merchants and other listings providers that pay us lead referral fees when consumers click through to merchant websites from listings on our service. We recognize these revenues in the period when the consumer clicks through to the merchant website.

Merchants use our online Merchant Center to indicate the prices they are willing to pay for each lead referral delivered from our service to their websites. We maintain minimum prices per lead referral for each product category. To increase the prominence of their listings on our service, merchants may increase the prices they are willing to pay for lead referrals; they can manage this usage on an ongoing basis. In each of the prior three years, less than 5% of our revenues were contingent upon whether the consumer ultimately purchased a product from the merchant.

To understand our revenue trends, we monitor total lead referrals to merchants and other listings providers, and the average revenue per lead referral. The volume of our lead referrals and the average revenue per lead referral are influenced by factors such as seasonality and category mix. A large portion of our lead referral revenues is derived under agreements with one of our listings providers, Google, Inc. We display listings from Google advertisers on our service, and Google pays us when our consumers click through these listings to the Google advertisers’ websites. In the first nine months of 2003 and 2004, we derived approximately 34.4% and 44.1% of our revenues, respectively, from these agreements. Our revenues under these agreements generally depend on the amount Google charges its advertisers for the lead referrals, which we do not set. However, under one of our agreements with Google, we were guaranteed payments of $16.0 million during each of the 12-month periods ending April 30, 2003 and 2004, and under another of our agreements with Google, we are guaranteed payments of $500,000 per month through February 2005.

Because Internet commerce is a relatively new and rapidly evolving industry, we occasionally adjust our pricing model in an attempt to maximize our profitability. For example, in April 2004, for many of our product categories we modified the pricing model for lead referral payments by merchants and the system for prioritizing the display of merchant listings on our service. Under this new model, the first three relevant merchant listings are selected for display solely based on the amount of lead referral fees paid to us. All remaining relevant merchant listings are ordered based on a combination of product price and trustworthiness of store, with the first of these merchant listings designated a “Smart Buy.” The lead referral fees the merchants are willing to pay us for these remaining merchant listings do not affect the order of presentation on our service. For the first four merchant listings displayed, we charge the lead referral fee that each merchant has indicated it is willing to pay us. For the remaining merchant listings displayed, we charge the minimum category listing fee, without regard to the listing fee the merchants may be willing to pay. Before this change, we prioritized merchant listings in all product categories according to a variety of factors, principally the amount paid to us, and charged each merchant the amount that merchant had indicated it was willing to pay us for its listing, regardless of the placement of the merchant’s listing on our service. We still apply this method to those product categories not affected by the new pricing model. While we believe that this change, and other changes we make from time to time, will be beneficial for our business, we cannot be certain what effect, if any, they actually will have for our results in any future period.

We also generate revenues from banner and sponsorship advertising on our websites. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our webpages. These revenues are derived principally from short-term advertising contracts in which we agree to provide a specified number of impressions over a specified period of time. An impression occurs each time an advertisement is displayed on one of our webpages. We recognize these revenues in the period when the impressions are delivered. Banner and sponsorship advertising revenues comprised 6.0% and 6.9% of total revenues for the first nine months of 2003 and 2004, respectively. We believe that these revenues will continue to comprise less than 10% of our total revenues.

Our business is subject to seasonal fluctuations. In particular, we generate a disproportionate amount of our revenues in the fourth quarter of the calendar year. We also typically experience increases in revenues during other shopping-related seasonal events, such as post-holiday January sales, Father’s Day, graduation and back-to-school. We anticipate that our revenues will continue to be subject to seasonality and therefore our financial results will vary significantly from period to period. If that seasonal pattern were to be disrupted for any reason, our revenues and financial results could be harmed.

Historically, a substantial majority of our revenues has been derived in the United States. In December 1999, we launched a U.K. website to extend our comparison shopping service to consumers and merchants in the United Kingdom. We plan to launch additional websites in Europe.

Our principal operating expenses have consisted of personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees. These expenses are categorized in our statement of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers and merchants to our service. The largest component of these expenses is comprised of online performance-based advertising designed to increase the number of consumers who visit our websites. A significant number of our consumers have been referred through keyword purchases from a small number of sources, including Google. We also have utilized traditional advertising, including a television campaign in the fourth quarter of 2003 to promote our new Shopping.com brand, and may conduct similar campaigns from time to time in the future.

Beginning in the fourth quarter of 2004, we will incur additional general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of establishing an investor relations function, and higher insurance premiums.

In April 2003, we completed our acquisition of Epinions, Inc., an online shopping service specializing in consumer-generated reviews. The acquisition enabled us to provide consumers and merchants with a more complete comparison shopping service. In the acquisition, Epinions, Inc. merged with one of our wholly-owned subsidiaries, and we issued approximately 27.9 million preferred shares and options to purchase approximately 1.3 million ordinary shares, which we valued at $30.5 million, net of capitalized transaction costs of $0.4 million, at the time of the acquisition. We accounted for this acquisition under the purchase method.

Our functional currency is the U.S. Dollar. However, a significant portion of the costs associated with our Israeli operations is incurred in New Israeli Shekels. The functional currency of our U.K. subsidiary is the British Pound. The results of our operations are subject to fluctuations in exchange rates, which are influenced by inflation and interest rate fluctuations. The foreign currency exchange rate effects during the first nine months of 2003 and 2004 were not significant to our results of operations. We are not presently engaged in any transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations, such as hedging transactions. We do not own any market risk sensitive instruments.

In May 2004 our board of directors adopted, and in June 2004 our shareholders approved, an amendment to our articles of association to change the conversion ratios of certain classes of our preferred shares. In October 2004, upon closing of our initial public offering, all outstanding preferred shares were automatically converted into 16,857,911 ordinary shares. The modification of the conversion ratios represented by this amendment will be treated as an induced conversion of the preferred shares and, as a result, we will record a deemed dividend in accordance with EITF Topic D-42. The amount of the deemed dividend is calculated as the excess of the fair value of the ordinary shares that were issued upon conversion of the preferred shares over the fair value of the ordinary shares that would have been issued pursuant to the original conversion terms. The fair value of the ordinary shares was determined as of the date of issuance, based on our actual initial public offering price of $18.00 per share. We recorded $10.5 million of this deemed dividend in June 2004 and will record the remaining $7.2 million during the fourth quarter of 2004. This deemed dividend is a non-cash item that is subtracted from net income to arrive at net income (loss) available to common shareholders in the calculation of earnings per share. We believe that as a result of this deemed dividend, we are likely to report a net loss attributable to ordinary shareholders, and a net loss per share, for 2004 even if we otherwise would report net income in accordance with GAAP.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. To apply GAAP, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could reasonably have used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue recognition. We generate revenues primarily from lead referral fees and banner and sponsorship advertising. Merchants and other listings providers pay us lead referral fees for consumer click-throughs to merchant websites from our service. We recognize lead referral revenue in the period when the consumer clicks through to the merchant website, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our webpages. We recognize these revenues in the period when the impressions are delivered, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured. Determining the collectibility of payments requires judgment on our part and includes performing initial and ongoing credit evaluations of our merchants and advertisers. We require merchants and advertisers with insufficient or poor credit histories to provide us with payment in advance of delivery of services to mitigate collection risk.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our merchants’ and advertisers’ failure to make required payments. Our judgment is required to determine whether an increase or reversal of the allowance is warranted. We will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. We will record a reversal of the allowance if there is a significant improvement in collection rates. Historically, our allowance has been adequate to cover our actual losses from uncollectible accounts.

Intangible assets. We have recorded goodwill and other intangible assets in connection with our business acquisitions. We exercise judgment in the assessment of the related useful lives, the fair values and the recoverability of these assets. Fair value is determined in part based on cash flow forecasts and discount rate estimates. Substantially all intangible assets, other than goodwill, are amortized over two years, the period of expected benefit. We periodically reassess the valuation of our intangible assets to conform to changes in our estimates of future performance. We consider existing and anticipated competitive and economic conditions in these assessments. We review goodwill for impairment at least annually. Cash flow forecasts used in the evaluation of goodwill and other intangible assets are based on trends of historical performance and our estimate of future performance. We did not record goodwill or other intangible asset impairment charges during the first nine months of 2003 or 2004.

Income taxes. We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the U.S. tax rate on our U.S. income and the Israeli tax rate on our Israeli income, as well as the tax rates of other jurisdictions where we conduct business. We have operated pursuant to, and entered into, transfer pricing agreements that establish the transfer prices for transactions between Shopping.com Ltd. and our U.S. and U.K. subsidiaries. We believe that our transfer pricing is in accordance with applicable U.S., U.K. and Israeli regulations. Determining appropriate transfer pricing policies depends upon our estimates and assumptions. If our transfer pricing were to be successfully challenged, we could be required to reallocate our income and to record a higher income tax expense and liability.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and estimate a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Our judgment is required to determine whether an increase or decrease of the valuation allowance is warranted. We will increase the valuation allowance if we operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible. We will decrease the valuation allowance if our future taxable income is significantly higher than expected or we are able to utilize our tax credits. Any changes in the valuation allowance could affect our tax expense, financial position and results of operations.

Stock-based compensation. In accounting for stock options issued to our employees, we have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. As a result, we record compensation expense for stock options granted to our employees based on the difference between the exercise price of the stock option and the fair market value of the underlying shares on the date of grant, provided that the number of shares eligible for issuance under the options and the vesting period are fixed. Because there was no public market for our ordinary shares prior to our initial public offering in October 2004, we have determined the fair market value of our ordinary shares based on internal and external valuation analyses that required the use of our judgment and assumptions.

The fair value of the ordinary shares that underlie our stock options granted was originally established by our board of directors based on periodic valuation reports received from an unrelated valuation specialist and other factors. For financial reporting purposes and in anticipation of our initial public offering, we reassessed the valuations of the ordinary shares underlying the stock options granted to our employees beginning in August 2003. We recorded deferred stock compensation to the extent that the reassessed value of the underlying ordinary shares exceeds the exercise price of the stock options as of the grant date. This deferred stock compensation is amortized over the vesting period of the stock options and is included as a component of stock-based compensation.

One of the significant methods we used to determine the reassessed values for the ordinary shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies have increased significantly since January 2003 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since the acquisition of Epinions in April 2003. We also retained third party advisors to provide two contemporaneous valuation analyses in July and December 2003 and used this information to support our own valuation analyses. These reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, net income and net income (loss) per share would have been significantly different.

The following table shows the computation of deferred stock compensation amounts arising from stock options granted to employees:

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Stock options granted to employees	555,250	451,500	407,125	274,700	200,500
Weighted average exercise price per ordinary share	$1.00	$3.39	$6.00	$6.00	$7.88
Weighted average reassessed value of underlying ordinary shares	$2.14	$8.72	$19.49	$15.00	$16.88
Weighted average intrinsic value per ordinary share	$1.14	$5.33	$13.49	$9.00	$9.00
Deferred stock compensation recorded	$0.6 million	$2.4 million	$5.5 million	$2.5 million	$1.8 million

In Note 2 of the notes to our consolidated financial statements, we disclose our pro forma net income or loss and net income or loss per ordinary share as if we had expensed the fair value of the options. We base the calculation of such fair value on assumptions that are disclosed in that note.

Options to purchase 139,502 ordinary shares that were granted to our employees are subject to variable accounting that will require us, in each period until those options are exercised, forfeited or expire, to incur a charge for compensation expense or a reversal of a charge, depending on the market value of our ordinary shares at the end of the reporting period.

Capitalized software. We account for internal use software in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We have capitalized the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software. We amortize these costs over their estimated useful lives, which is currently two years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Internal financial controls. In connection with our 2003 audit, our independent registered public accounting firm brought to our attention specific reportable conditions regarding our system of internal financial controls. We agree with our independent registered public accounting firm’s conclusion that reportable conditions existed. Reportable conditions are matters that in the independent registered public accounting firm’s judgment could adversely affect our ability to process, summarize and report financial data consistent with the assertions of management in our financial statements. The existence of these reportable conditions did not require any restatement of our financial statements and did not impair the independent registered public accounting firm’s ability to issue an unqualified opinion on our consolidated financial statements. Our independent auditor did not bring any reportable conditions to our attention in connection with our 2001 and 2002 audits.

In order to correct these reportable conditions, we have taken the following steps:

•	Need to limit employee access to our revenue tracking system — we are enhancing our access controls surrounding the revenue tracking system and anticipate that such development will be completed by the end of 2004.

•	Need to retain certain electronic records — since the beginning of 2004, we have been implementing a system to maintain enhanced logs of electronic data that we believe resolves this issue.

•	Need to automate more of our financial processes that are currently performed manually — we have begun to identify the necessary system enhancements, particularly with regard to enhancements to the systems involving our stock option records, and we anticipate that such system enhancements and increased automation will be completed by early 2005.

•	Need to prepare timely reconciliations between our general ledger and certain subledgers — beginning in the first quarter of 2004, we have performed timely reconciliations between our general ledger and subledgers, and ensured that copies of such reconciliations are reviewed and maintained.

Results of Operations

Three Months Ended September 30, 2003 and 2004

Revenues. Our revenues consist primarily of revenues from lead referrals; they also include banner and sponsorship advertising revenues and a small amount of other revenues. Our revenues were $16.8 million for the three months ended September 30, 2003 and $23.0 million for the three months ended September 30, 2004, including revenues from lead referrals of $15.6 million and $21.5 million, respectively.

These increases reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 52.0 million in the three months ended September 30, 2003 to 68.5 million in the three months ended September 30, 2004, and average revenues per lead referral of $0.30 and $0.31, respectively. The increase in lead referral revenues was caused by a higher volume of lead referrals as a result of greater consumer usage. Revenues per lead referral principally increased as a result of a short term increase in the revenue per lead referral generated under our contract with Google in the United Kingdom. We do not anticipate that the increase in revenue per lead referral attributable to our contract with Google will continue into the fourth quarter of 2004. We have announced a plan to increase our minimum price per lead referral for a period of 60 days during the fourth quarter of 2004.

Banner and sponsorship advertising revenues increased from $1.1 million, or 6.3% of revenues, in the three months ended September 30, 2003 to $1.3 million, or 5.9% of revenues, in the three months ended September 30, 2004. We believe that banner and sponsorship advertising revenues will continue to comprise less than 10% of our total revenues in the future.

Our revenues from international operations were approximately $1.9 million, or 11.1% of revenues, in the three months ended September 30, 2003 and $3.5 million, or 15.2% of revenues, in the three months ended September 30, 2004. We plan to continue to invest in our international operations.

Cost of revenues. Cost of revenues primarily consists of hosting costs, which are co-location charges and support for our website equipment, bandwidth, depreciation and personnel expenses of the related employees. Cost of revenues also includes fees associated with serving and tracking advertising impressions on our websites. Cost of revenues was $0.9 million in the three months ended September 30, 2003 and $1.2 million in the three months ended September 30, 2004. The increase was due to an increase in the personnel required to support our service, including costs associated with our 2004 Performance Incentive Plan, and an increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues increased slightly from 5.1% to 5.2%. We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service geographically.

Research and development. Research and development expenses consist of personnel and related expenses of research and development teams in Israel and the United States. They also include related supplies and equipment costs, including depreciation. Our research and development expenditures were $1.8 million in the three months ended September 30, 2003 and $2.7 million in the three months ended September 30, 2004. The increase in research and development expenditures resulted from the increase in personnel and related expenses as a result of increased headcount, the relocation of certain engineers from our Israel office to the California office, and costs associated with our 2004 Performance Incentive Plan. As a percentage of revenues, research and development expenses increased from 10.8% to 11.7%. Because research and development is an important component of our strategy, we expect to continue to invest in these activities. As a result, we expect that research and development expenses in 2005 will be higher than in 2004, in absolute dollars.

Sales and marketing. Sales and marketing expenses consist of the costs of our marketing programs and personnel and related costs for our sales and marketing teams. Our marketing efforts consist primarily of online performance-based advertising campaigns and distribution agreements under which we display our service on other parties’ websites. We depend on these efforts to attract consumers to our service. Our sales and marketing expenses were $9.1 million in the three months ended September 30, 2003 and $11.5 million in the three months ended September 30, 2004. Included in these expenses are advertising costs of $6.8 million and $9.4 million, respectively, principally reflecting increased visits to our service. During the three months ended September 30, 2003, we incurred expenses of approximately $0.3 million relating to the launch of our new shopping.com website and brand. Personnel and related expenses increased from $2.0 million to $2.1 million, reflecting principally higher commission expenses. As a percentage of revenues, sales and marketing expenses decreased from 54.2% to 50.2%. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses in 2005 will be higher than in 2004, in absolute dollars.

General and administrative. General and administrative expenses consist of general corporate costs, including personnel expenses of employees involved in finance, accounting, human resources and legal, rent, insurance, bad debts and depreciation. Our general and administrative expenses were $2.1 million in the three months ended September 30, 2003 and $3.7 million in the three months ended September 30, 2004. The increase in general and administrative expense primarily resulted from the increase in finance, human resource and other administrative headcount and related expenses, including costs associated with our 2004 Performance Incentive Plan. In addition, during the three months ended September 30, 2004, we incurred approximately $0.3 million of professional fees relating to a threatened litigation from former stockholders of Epinions and an investigation conducted by an independent committee of our board of directors. As a result, general and administrative expenses increased from 12.5% of revenues to 16.3%. We expect that beginning in the fourth quarter of 2004, we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a public company, such as investor relations and higher insurance premiums.

Stock-based compensation. We recorded stock based compensation expense of $1.6 million for the three months ended September 30, 2003 and $1.3 million for the three months ended September 30, 2004. Our stock based compensation expense is comprised of a number of components, as more fully described below.

We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in anticipation of our initial public offering, we determined that the estimated value of the ordinary shares underlying the stock options granted to employees during the period beginning in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. For the three months ended September 30, 2003 and 2004, the amortization of this component of deferred stock compensation, was approximately $23,000 and $0.7 million, respectively.

In addition, during the third quarter of 2003, we cancelled options to purchase 1,136,951 shares and issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares, which are the same as the vesting periods of the cancelled stock options. During the three months ended September 30, 2003 and 2004, we recorded $1.4 million and $65,000 of non-cash compensation expense, respectively, relating to the vesting of these restricted shares.

We recorded additional deferred stock compensation as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. During the three months ended September 30, 2003 and 2004, we expensed $0.2 million and $0.3 million of this component of deferred stock compensation, which represented the vested portion of these stock options.

During the three months ended September 30, 2004, we accelerated the vesting of 11,921 stock options and 6,988 restricted shares that were held by a former employee. As a result, we recorded $0.3 million of stock-based compensation based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

Amortization. As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name that are being amortized on a straight-line basis over their estimated useful lives of two years. During each of the three months ended September 30, 2003 and 2004, we recorded $0.2 million of amortization expense relating to these identified intangible assets. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges. In September 2003, we relocated our headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was substantially completed during 2003. During the three months ended September 30, 2003, we recorded a charge of $0.3 million, consisting of $0.1 million of severance costs and $0.2 million of relocation costs. Further details regarding the components of this expense can be found in Note 5 of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest and other income (expense), net. Interest and other income, net includes interest income on our cash accounts, finance expenses and fees and losses on the disposal of fixed assets. Net interest income decreased from $0.1 million for the three months ended September 30, 2003 to an expense of $0.3 million for the three months ended September 30, 2004. This decrease is attributable to a $0.4 million loss on disposal of fixed assets, relating to the closing of our New York office in July 2004.

Provision for income taxes. We recorded a nominal provision for income taxes in during the three months ended September 30, 2003 and 2004 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the next few years.

Nine Months Ended September 30, 2003 and 2004

Revenues. Our revenues were $41.8 million for the nine months ended September 30, 2003 and $65.3 million for the nine months ended September 30, 2004, including revenues from lead referrals of $39.0 million and $60.5 million, respectively.

These increases reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 125.1 million in the nine months ended September 30, 2003 to 204.4 million in the nine months ended September 30, 2004, and revenues per lead referral of $0.31 and $0.30, respectively. The increase in lead referral revenues was caused by a higher volume of lead referrals as a result of greater consumer usage and the acquisition of Epinions, Inc. Revenues per lead referral declined as a result of growth in the number of lead referrals from categories that generated lower average revenues per lead referral, such as home and garden, jewelry and watches, and clothing and accessories. Although we may acquire businesses or technologies from time to time, there can be no assurance that we will make any acquisition in the future that would have the positive impact on our revenues that our acquisition of Epinions had in 2003.

Banner and sponsorship advertising revenues increased from $2.5 million, or 6.0% of revenues, in the nine months ended September 30, 2003 to $4.5 million, or 6.9% of revenues, in the nine months ended September 30, 2004.

Our revenues from international operations were approximately $4.2 million, or 10.1% of revenues, in the nine months ended September 30, 2003 and $9.7 million, or 14.9% of revenues, in the nine months ended September 30, 2004.

Cost of revenues. Cost of revenues was $2.3 million in the nine months ended September 30, 2003 and $3.4 million in the nine months ended September 30, 2004. The increase was due to an increase in the personnel required to support our service, including costs associated with our 2004 Performance Incentive Plan, and an increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues decreased from 5.5% to 5.3%. We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service geographically.

Research and development. Our research and development expenditures were $4.8 million in the nine months ended September 30, 2003 and $7.9 million in the nine months ended September 30, 2004. The increase in research and development expenditures resulted from the increase in personnel and related expenses, including those in connection with the acquisition of Epinions, Inc. and the relocation of certain engineers from our Israel office to the California office, and costs associated with our 2004 Performance Incentive Plan. As a percentage of revenues, research and development expenses increased from 11.4% to 12.1%. Because research and development is an important component of our strategy, we expect to continue to invest in these activities. As a result, we expect that research and development expenses in 2005 will be higher than in 2004, in absolute dollars.

Sales and marketing. Our sales and marketing expenses were $22.6 million in the nine months ended September 30, 2003 and $33.9 million in the nine months ended September 30, 2004. Included in these expenses are advertising costs of $17.2 million and $27.1 million, respectively, principally reflecting increased visits to our service. Personnel and related expenses increased from $5.4 million to $6.8 million, reflecting our acquisition of Epinions and higher commission expenses. As a percentage of revenues, sales and marketing expenses decreased from 54.2% to 51.9%. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses in 2005 will be higher than in 2004, in absolute dollars.

General and administrative. Our general and administrative expenses were $5.3 million in the nine months ended September 30, 2003 and $9.3 million in the nine months ended September 30, 2004. The increase in general and administrative expense primarily resulted from the assumption of operating costs consisting of personnel, rent and related expenses in connection with the acquisition of Epinions, Inc. and increases in finance, human resource and other administrative headcount and related expenses, including costs associated with our 2004

Performance Incentive Plan, to support the growth of our business. In addition, during the nine months ended September 30, 2004, we incurred approximately $0.6 million of professional fees relating to a threatened litigation from former stockholders of Epinions and an investigation conducted by an independent committee of our board of directors. As a result, general and administrative expenses increased from 12.8% of revenues to 14.2%. We expect that beginning in the fourth quarter of 2004, we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a public company, such as investor relations and higher insurance premiums.

Stock-based compensation. We recorded stock based compensation expense of $1.6 million for the nine months ended September 30, 2003 and $3.7 million for the three months ended September 30, 2004. Our stock based compensation expense is comprised of a number of components, as more fully described below.

We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in anticipation of our initial public offering, we determined that the estimated value of the ordinary shares underlying the stock options granted to employees during the period beginning in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. For the nine months ended September 30, 2003 and 2004, the amortization of this component of deferred stock compensation, was approximately $23,000 and $1.7 million, respectively.

In addition, during the third quarter of 2003, we cancelled options to purchase 1,136,951 shares and issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares, which are the same as the vesting periods of the cancelled stock options. During the nine months ended September 30, 2003 and 2004, we recorded $1.4 million and $0.2 million of non-cash compensation expense, respectively, relating to the vesting of these restricted shares.

We recorded additional deferred stock compensation as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. During the nine months ended September 30, 2003 and 2004, we expensed $0.2 million and $1.1 million of this component of deferred stock compensation, which represented the vested portion of these stock options.

During the nine months ended September 30, 2004, we accelerated the vesting of 11,921 stock options and 6,988 restricted shares that were held by a former employee and also accelerated the vesting of 22,500 stock options that were issued to a former employee who passed away in February 2004. As a result, we recorded $0.6 million of stock-based compensation based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

Amortization. We recorded amortization expense of $0.3 million for the nine months ended September 30, 2003 and $0.5 million for the nine months ended September 30, 2004, relating to the identified intangible assets that we acquired in our acquisition of Epinions, Inc. This increase is attributable to the timing of the Epinions acquisition, which was completed in April 2003. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges. In September 2003, we relocated our headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was substantially completed during 2003. During the nine months ended September 30, 2003, we recorded a charge of $0.3 million, consisting of $0.1 million of severance costs and $0.2 million of relocation costs. During the nine months ended September 30, 2004, we recorded a charge of $0.6 million, consisting of $0.1 million of severance costs and $0.5 million of relocation costs. Further details regarding the components of this expense can be found in Note 4 of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest and other income (expense), net. Net interest income decreased from $0.3 million for the nine months ended September 30, 2003 to an expense of $0.1 million for the nine months ended September 30, 2004. The decrease is attributable to a $0.4 million loss on disposal of fixed assets, relating to the closing of our New York office in July 2004.

Provision for income taxes. We recorded a nominal provision for income taxes during the nine months ended September 30, 2003 and 2004 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the next few years.

Deemed dividend. In June 2004, our shareholders approved an amendment to our articles of association to change the conversion ratios of certain classes of our preferred shares. The modification of the conversion ratios represented by this amendment is treated as an induced conversion of the preferred shares and recorded as a deemed dividend. In June 2004, we recorded a $10.5 million deemed dividend in an amount equal to the estimated value of the modification of the conversion ratios as of the date of the shareholder approval.

We will record an additional deemed dividend of $7.2 million during the fourth quarter of 2004, based on the excess of the fair value of the ordinary shares that were issued upon conversion of the preferred shares upon closing of our initial public offering over the fair value of the ordinary shares that would have been issued pursuant to the original conversion terms and the $10.5 million that we have recorded to date.

Net income (loss) attributable to ordinary shareholders. We reported a net loss attributable to ordinary shareholders of $4.6 million for the nine months ended September 30, 2004 as compared to net income attributable to ordinary shareholders of $4.9 million for the nine months ended September 30, 2003. The net loss attributable to ordinary shareholders for the first nine months of 2004 resulted from the $10.5 million deemed dividend that we recorded in June 2004, as discussed above. Since net income (loss) attributable to ordinary shareholders is used as the numerator in the computation of earnings per share, we reported a net loss per share for the nine months ended September 30, 2004 as compared to net income per share for the nine months ended September 30, 2003.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $32.5 million as of September 30, 2004, an increase of $6.8 million from $25.7 million as of December 31, 2003. In addition, as of September 30, 2004, we had $0.1 million of cash deposits that were pledged as collateral for certain outstanding standby letters of credit issued in connection with our office lease and that, accordingly, we segregated and recorded as restricted cash.

Our cash flow from operating activities decreased from $11.6 million for the nine months ended September 30, 2003 to $9.9 million for the nine months ended September 30, 2004, primarily due to changes in working capital. As of September 30, 2004, we had incurred approximately $2.4 million of professional fees associated with our initial public offering, which was completed in October 2004. These costs are reflected as a reduction in cash flows from operating activities for the nine months ended September 30, 2004, and will be reclassified as cash flows from financing activities, during the fourth quarter of 2004, since the initial public offering has been completed.

In April 2003, we acquired $9.9 million of net cash as part of our acquisition of Epinions, Inc. During the first nine months of 2004, we reduced our outstanding standby letters of credit by approximately $1.5 million and had corresponding reductions in our restricted cash balances and increases in our unrestricted cash balances. Offsetting these cash increases were purchases of property and equipment of $1.2 million in the nine months ended September 30, 2003 and $4.6 million in the nine months ended September 30, 2004.

In October 2004, we completed our initial public offering of 6,090,758 ordinary shares (including the overallotment option) at an initial public offering price of $18.00 per share. We estimate the net proceeds of this offering, after deducting the costs and expenses incurred (including underwriting commissions), will be approximately $97.9 million.

Our capital requirements depend on many factors, including market acceptance of our service, the resources we devote to developing, marketing and selling our service, the timing and extent of deploying additional services, the extent and timing of investments and other factors. We expect to devote substantial capital resources to expand our product development and marketing organizations, to expand marketing programs, to expand internationally and for other general corporate activities. Based on current levels of operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering that was completed in October 2004, will be sufficient to meet our expected needs for working capital and capital expenditures for the next 12 months. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities; however, we believe that available funds and anticipated cash flows from operations, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months.

Effective Corporate Tax Rate

Our corporate tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below, as well as the tax rates of other jurisdictions in which we have operations and conduct business.

Generally, Israeli companies are subject to corporate tax on taxable income. The corporate tax rate was reduced in July 2004, from 36% to 35% for the 2004 tax year, 34% for the 2005 tax year, 32% for the 2006 tax year and 30% for the 2007 tax year and thereafter. We have been granted Approved Enterprise status in Israel under the Law for the Encouragement of Capital Investments, 1959, for our investment program. As a result of this status, we expect to enjoy an exemption from Israeli corporate taxes on income derived from our approved investment program during the first two years that our investment program produces taxable income after utilization of our Israeli net operating losses, provided that we do not distribute that income as a dividend. In addition, we expect to enjoy a reduced Israeli corporate tax rate of 10% to 25% during the five to eight years following the tax exemption period. However, we will not be able to enjoy these benefits beyond the earlier of (a) 12 years from the commencement of production by the relevant investment program or (b) 14 years from receipt of the approval. We recorded taxable income in Israel for the first time during the year ended December 31, 2003, which was offset by tax loss carryforwards and therefore we have not yet begun to use the tax benefits for which we are eligible.

Recent Accounting Pronouncements

In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 (“EITF 03-6”). EITF 03-6 nullifies the guidance previously included under EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, and requires that convertible participating securities be included in the computation of basic earnings per share using the two-class method. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-6 for the quarter ended June 30, 2004. We had previously computed basic earnings per share using the as-if converted method, as permitted under EITF Topic D-95. As required by EITF 03-6, we have recomputed our historical basic earnings per share amounts to conform to the current presentation. The adoption of EITF 03-6 did not have an impact on our reported basic earnings per share.

FACTORS AFFECTING OPERATING RESULTS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this report, before deciding whether to invest in our ordinary shares. If any of the following risks actually occur, our business, financial condition, results of operations and liquidity could suffer. In that event, the trading price of our ordinary shares could decline and you might lose all or part of your investment.

Risks Related to Our Business

The rapid evolution of our industry makes it difficult for investors to evaluate our business prospects, and may result in significant declines in our share price.

Our service has been available since 1998. Since that time, Internet commerce has grown rapidly and consumer usage patterns have continually evolved. During this period, many businesses related to Internet commerce have failed, and many new comparison shopping services have been introduced and some have failed. Because Internet commerce is a young industry and comparison shopping is a new business sector, we have made frequent changes in our websites and other aspects of our business operations. Some of the special risks we face in our rapidly-evolving industry are:

•	the new and unproven nature of our Shopping.com brand;

•	delays and obstacles to enhancing our service to meet evolving demands;

•	difficulties in forecasting trends that may affect our operations;

•	challenges in attracting and retaining consumers and merchants;

•	significant dependence on a small number of revenue sources;

•	evolving industry demands that require us to adapt our pricing model from time to time; and

•	adverse technological changes and regulatory developments.

If we are unable to meet these risks and difficulties as we encounter them, our business, financial condition, results of operations and liquidity may suffer.

Our financial results are likely to fluctuate significantly from quarter to quarter, which makes them difficult to predict and could result in significant variations in our share price.

Our quarterly financial results have fluctuated significantly in the past and are likely to fluctuate significantly in the future. As a result, you should not rely upon our quarterly financial results as indicators of future performance. Our financial results depend on numerous factors, many of which are outside of our control, including:

•	seasonal fluctuations in consumer shopping and merchant advertising;

•	the number of consumer visits to our service and subsequent lead referrals;

•	changes in the lead referral fees that merchants are willing to pay;

•	the costs of attracting consumers and merchants to our service, including advertising costs;

•	the timing and amount of international expansion costs;

•	the introduction of new consumer and merchant offerings;

•	the loss of one or more of our merchants or other listings providers;

•	system failures, security breaches or Internet downtime;

•	difficulty in upgrading our information technology systems and infrastructure;

•	fluctuations in currency exchange rates; and

•	the costs of acquisitions and risks of integration of acquired businesses.

Many of our expenses are fixed in the short term and determined based on our investment plans and estimates of future revenues. We expect to incur significant new expenses in developing our technology and service offerings, as well as in advertising and promotion to attract and retain consumers and merchants, before generating associated revenues. We may be unable to adjust our expenditures quickly enough to compensate for any unexpected revenue shortfall. For these or other reasons, our financial results in future quarters may fall below the expectations of management or investors and the price of, and long-term demand for, our ordinary shares could decline.

We typically generate a disproportionately high amount of our revenues in the fourth quarter of each year. If that seasonal pattern were to be disrupted for any reason, our revenues and financial results for that year could be harmed, resulting in a decline in our share price.

We may incur losses in future periods, which could reduce investor confidence and cause our share price to decline.

We had a history of losses prior to 2003, and we may incur losses again. We had net losses of $72.9 million in 2001 and $5.1 million in 2002. We expect to continue to increase our sales and marketing expenses, research and development expenses, and general and administrative expenses, and we cannot be certain that our revenues will continue to grow at the same pace, if at all. If our revenue growth does not continue, we may experience a loss in future periods, which could cause our share price to decline.

We have incurred a deemed dividend, and will incur an additional $7.2 million deemed dividend during the fourth quarter of 2004, which will reduce our earnings per share or increase our net loss per share, and could reduce the trading price of our ordinary shares.

In June 2004 we amended our articles of association to increase the conversion ratios of certain classes of our preferred shares. We have recorded a non-cash deemed dividend representing the estimated value of the modification of the conversion ratios as of the date of the shareholder approval, in the amount of $10.5 million. We will record an additional $7.2 million as a deemed dividend during the fourth quarter of 2004. We believe that as a result of this deemed dividend, we are likely to report a net loss attributable to ordinary shareholders, and a net loss per share, for 2004 even if we report net income in accordance with GAAP. This could result in a decline in the trading price of our ordinary shares.

If we fail to grow the number of consumers and merchants that use our service, our financial results will suffer.

Our relationships with consumers and merchants are mutually dependent. We believe consumers will not use our service unless we offer extensive product listings from merchants and that merchants will not use our service unless consumers actively use it to purchase products from them. It is difficult to predict the degree to which consumers and merchants will use our service in the future. Consumers who dislike changes to our service may stop using it, and merchants who dislike the quality of lead referrals that we send to them may cease to use our service or reduce overall spending for our service. Additionally, merchant attrition or reductions in merchant spending could reduce the comprehensiveness of the listings presented on our service, which could lead to fewer consumers using our service. The top three relevant merchant listings that we display in our response to a consumer query in some product categories are selected based on the amount paid by these merchants to us. As a result, consumers may perceive our service to be less objective than those provided by other online shopping solutions. Failure to achieve and maintain a large and active base of consumers and merchants using our service could reduce our revenues and profitability.

We face intense competition that could harm our financial performance.

The business of providing comparison shopping services is highly competitive. Any service that helps consumers find, compare or buy products or services is a competitor to us. Our competitors may be categorized as focused comparison shopping websites, search engines and portals, online retailers, and other specialized shopping services and publications, such as the following:

•	Focused comparison shopping websites. Several companies focus exclusively on providing comparison shopping services. In this group, our principal competitors are BizRate, mySimon, NexTag and PriceGrabber in the United States, and Kelkoo in Europe (which was recently acquired by Yahoo!). We believe that many of these companies have specific competitive advantages over us. For example, BizRate specializes in merchant reviews and PriceGrabber specializes in computers and consumer electronics categories.

•	Search engines and portals. Search engines and portals serve as origination websites for consumers to find products. Many have large audiences of visitors, consumers and merchants, established brand recognition, loyal users, and significant financial resources and personnel at their disposal. We rely on search engines for a substantial portion of the consumers visiting our websites. Yahoo! provides a service similar to ours, and Google has developed a search engine for finding products for sale online. If these search engines were to change their algorithms or otherwise restrict the flow of consumers visiting our websites, our financial results would suffer.

•	Online retailers. Online retailers serve as destination websites from which consumers directly buy products. They are skilled at building customer loyalty and generating repeat business. Consumers may bypass our service in favor of going straight to retailer websites. This risk is compounded because several of these online retailers, such as Amazon.com and eBay, are also our customers.

Competition may limit our growth and increase our costs of doing business. Many of our competitors have significantly longer operating histories, larger and broader customer bases, and greater technical expertise, brand recognition and online commerce experience. Many of our competitors have greater financial resources than we do to invest in marketing and promotional campaigns, attracting consumers and merchants, and hiring and retaining key employees. If we are to remain competitive, we must invest substantial resources in our business with no assurance of any additional revenues. If consumers and merchants forego the use of our service for those of our competitors, our revenues and financial results would suffer.

Approximately 44% of our revenues in the first nine months of 2004 came from Google, which also competes with us, and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with Google to participate in its sponsored links program. Under each of these agreements, we display merchant listings from Google’s advertisers on the “Featured Resources” section of our service, and we generate revenues when consumers click through these listings to the Google advertisers’ websites. In the first nine months of 2004, we derived approximately 44% of our revenues under these agreements. The agreement under which most of our revenues from Google are derived accounted for 29.6% of our 2004 revenues to date and expires in April 2006. Under this agreement, we were guaranteed payments totaling $16.0 million during each of the 12-month periods ended April 30, 2003 and 2004. We have a second agreement with Google relating to our U.K. subsidiary, which expires in April 2005 but can be terminated by either party as of October 31, 2004, and which accounted for 4.7% of our 2004 revenues to date. We have a third agreement with Google, originally entered into by Epinions, Inc., that expires in February 2005 and accounted for 9.8% of our 2004 revenues to date. We are guaranteed payments of $500,000 per month under this agreement. If these contracts end unexpectedly, fail to be renewed or are renewed on less favorable economic terms, our results of operations will suffer.

Google operates a search engine for finding products for sale online, called “Froogle,” that competes with Shopping.com. Google could decide in the future that it prefers not to do business with us due to the competitive nature of our services. In that event, Google could decide not to renew its current agreements with us when they expire, or it could decide to offer renewal terms that are less favorable to us than the terms of our current agreements with Google. In either case, we could experience a significant decline in our revenues and the value of your investment could decline.

The recent resignation of our chief operating officer may make it more difficult for us to run our business and may make our prospects more difficult to predict.

On June 30, 2004, Nirav Tolia, who had been our chief operating officer, resigned as a member of our board of directors, executive officer and employee, following an investigation by an independent committee of our board of directors into the accuracy of his representations about his educational background and work history that he made during the course of his employment by us. The investigation commenced after counsel to a group of former Epinions stockholders that has made claims associated with our acquisition of Epinions asserted that Mr. Tolia, the chief executive officer of Epinions at the time we acquired it, had made untrue statements about his background. The absence of Mr. Tolia may make it more difficult to run our business, because he was a key contributor to our strategic and marketing efforts after our April 2003 acquisition of Epinions. His departure has placed additional burdens on our executive management resources, as existing personnel have assumed his management responsibilities. We may also find it necessary to recruit additional personnel to perform some of his responsibilities. Because Mr. Tolia was highly regarded by many employees and by many contributors of our Epinions reviews, his departure could adversely affect employee morale and the level of activity and loyalty among our review contributors. All of these consequences have the potential to harm our business and financial results.

The loss of a significant number of merchants could harm our business by reducing our revenues and by making our service less attractive to users.

Although merchants enter into contracts with us when they enroll in our service, they are not required to pay us any minimum amounts, or to list a minimum number of products. Merchants are entitled to a refund of any unused prepaid amounts, which amounted to $0.9 million as of September 30, 2004, and they may terminate their agreements with us at any time. If a large number of our merchants were to cancel or significantly reduce the number of their product listings, the quality of the shopping experience we offer consumers would decline, leading to a reduction in the number of consumers using our service, harming our business and financial results.

Spending to develop and maintain the Shopping.com brand is costly and does not assure future revenues.

Many competing online shopping services have well-established brands. If we do not build brand recognition and loyalty with consumers and merchants quickly, we may lose the opportunity to build the large base of loyal consumers and merchants that we believe is essential to our success. In September 2003, we launched our new website, www.shopping.com, and we have had only a short time to develop recognition of the Shopping.com brand. During the fourth quarter of 2003, we spent approximately $3.8 million on a television advertising campaign to promote our new brand. We may make significant expenditures for similar promotions in the future, but we have not yet determined the timing or amount of these expenditures. There is no guarantee that this strategy will increase the recognition of our brand. In addition, even if our brand recognition increases, this may not result in increased use of our service or higher revenues.

We depend on search engines to attract a substantial portion of the consumers who visit our service, and losing these consumers would adversely affect our revenues and financial results.

Many consumers access our service by clicking through on search results displayed by search engines, such as Google and Yahoo! Search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of consumers to our service. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. When search engines on which we rely for algorithmic listings modify their algorithms, this has, on occasion, resulted in fewer consumers clicking through to our website, requiring us to resort to other costly resources to replace this traffic, which, in turn, reduces our operating and net income or our revenues, which harms our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenues could decline and our business may suffer.

Recent changes to our pricing model might not succeed in increasing our revenues or might cause our revenues to decrease, which would harm our results of operations.

Because Internet commerce is a relatively new and rapidly evolving industry, we have occasionally adjusted, and may in the future adjust, our pricing model in an attempt to maximize our profitability. For example, in April 2004, for many of our product categories, we modified the pricing model for lead referral payments by merchants and the system for prioritizing the display of merchant listings on our service. Under this new model, the first three relevant merchant listings are selected for display solely based on the amount of lead referral fees paid to us. All remaining relevant merchant offers are ordered based on a combination of product price and trustworthiness of store, with the first of these merchant listings designated a “Smart Buy.” The lead referral fees the merchants are willing to pay us for these remaining merchant listings do not affect the order of presentation on our service. For the first four merchant listings displayed, we charge the lead referral fee that each merchant has indicated it is willing to pay us. For the remaining merchant listings displayed, we charge the minimum category listing fee, without regard to the listing fee the merchants may be willing to pay. Before this change, we prioritized relevant merchant listings in all product categories according to a variety of factors, principally the amount paid to us, and charged each merchant the amount that merchant had indicated it was willing to pay us for its listing, regardless of the placement of the merchant’s listing on our service. We still apply this method to those product categories not affected by the new pricing model. If these changes to our pricing model do not succeed in increasing our revenues or cause our revenues to decrease, and if we are not able to revise our pricing model in time to reverse this trend, our results of operations would be harmed and our stock price could suffer.

If members of the Epinions community cease to provide us with reviews or remove their content from our service, the number of consumers using our service and our revenues could decline.

Our service contains a significant amount of consumer-generated content, primarily reviews of products, services and merchants. This content is created for us by members of our Epinions community, many of whom receive nominal payments from us for our use of this content. Our user agreement with Epinions members provides that the member retains the intellectual property rights to this content. Epinions members may modify or remove their content from our service at any time, and some have done so in the past. A small number of reviewers have produced a substantial portion of the Epinions content. If a large amount of content were to be removed from our service, it could lower the value of our service to consumers and harm our business. In addition, though we provide tools to allow the community to rate the helpfulness of reviews, we do not approve, edit or modify any consumer-generated content on our service. Epinions members have, in the past, submitted profane or other undesirable content, which could offend our consumers or merchants. If Epinions members cease authoring reviews or if the quality of their reviews deteriorates, the number of consumers using our service could decline, which could result in a decrease in revenues, adversely impacting our results of operations.

Our plans for international expansion could fail as a result of risks associated with international operations.

Although our service can be accessed around the world, most of our consumers and merchants are located in the United States. International expansion is a key element of our strategy, but we have limited experience developing or customizing our service to conform to currencies, languages, cultures, standards and regulations outside the United States. We have operated a website in the United Kingdom since December 1999. We previously operated websites in Germany and Japan, but discontinued them in 2001 due to a lack of local market acceptance.

Expanding our international operations will require management attention and resources, and will engage us in competition with local companies that are better established and more familiar with the preferences of consumers and merchants in those markets than we are. In addition, the risks we will face in expanding our business internationally include:

•	online shopping might not be sufficiently popular with consumers and merchants in different countries;

•	we might be unable to customize our website to conform to local market preferences;

•	costs required to customize our product catalog for different countries might be high;

•	regulatory requirements in different countries might restrict some product offerings;

•	governments might impose taxes, tariffs or other limitations on Internet access or transactions;

•	foreign operations could require significant management attention;

•	foreign currency exchange rates will fluctuate;

•	protection of intellectual property rights may be weaker in some countries;

•	technological infrastructures, such as access to broadband, might be less developed in some countries;

•	we might experience longer payment cycles and greater collection problems; and

•	political instability in some countries might disrupt our business.

Any of these risks could have a material adverse effect on our international operations and could affect the profitability of those operations or even cause their total failure, resulting in the loss of our investment. In such events, our business, results of operations, financial condition and liquidity would suffer.

Our transfer pricing procedures may be challenged, which may subject us to higher taxes or penalties and adversely affect our earnings.

Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. We have operated pursuant to oral and, as of May 2004 with respect to some arrangements with our U.S. subsidiary and as of September 2004 with respect to some arrangements with our U.K. subsidiary, written transfer-pricing agreements that establish the transfer prices for transactions between Shopping.com Ltd. and our U.S. and U.K. subsidiaries. However, our transfer pricing procedures are not binding on applicable tax authorities. No official authority in any country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any of these countries were to challenge our transfer prices successfully, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these transfer prices. A reallocation of income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability for us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer prices or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability for us, which would adversely affect our earnings and liquidity.

Non-Israeli tax authorities may tax some or all of Shopping.com Ltd.’s income, which would adversely affect our earnings.

Shopping.com Ltd. is incorporated in Israel and conducts business operations within Israel. Its income is subject to Israeli income tax. The majority of Shopping.com Ltd.’s management is based in the United States. We have endeavored to structure our business so that all of our U.S. operations are carried out by our U.S. subsidiaries and all of our U.K. operations are carried out by our U.K. subsidiary. Our U.S. subsidiaries are subject to U.S. income tax and our U.K. subsidiary is subject to U.K. income tax. Under tax treaties between Israel and the United States and between Israel and the United Kingdom, Shopping.com Ltd.’s business income is not subject to tax in either the United States or the United Kingdom to the extent that it is not attributable to a permanent establishment located in either of these countries. Shopping.com Ltd. has filed its tax returns on the basis that it does not have a permanent establishment for tax purposes in the United States or in the United Kingdom and that it is not engaged in a U.S. business. U.S. tax law does not clearly define activities that constitute being engaged in a U.S. business or a permanent establishment. The Internal Revenue Service could contend that some or all of Shopping.com Ltd.’s income should be subject to U.S. income tax (at the regular corporate rates, plus additional “branch profits” taxes) or subject to U.S. withholding tax. Similarly, tax authorities in other jurisdictions could contend that some or all of Shopping.com Ltd.’s income should be subject to income tax in those other jurisdictions. If Shopping.com Ltd.’s income is subject to taxes in jurisdictions outside of Israel, it will adversely affect our net income.

The Israeli “Approved Enterprise” tax benefits for which we qualify require us to meet specific conditions; if we fail to meet these conditions or if the programs are modified or terminated, these tax benefits could be terminated or reduced, which would increase our taxes and lower our net income.

To maintain our qualification as an “Approved Enterprise” under Israeli tax law, we must continue to meet conditions set forth in Israeli law and regulations, including making specified investments in property and equipment and financing a percentage of our investments with share capital. If we fail to comply with these conditions in the future, the benefits we receive could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits we received, together with interest and penalties. The Israeli government may terminate these programs or modify the conditions for qualifications at any time. The Law for the Encouragement of Capital Investments, 1959, under which the Approved Enterprise program and its benefits are administered, will expire on December 31, 2004, unless it is extended. Accordingly, requests for new programs or expansions of existing programs that are not approved on or before December 31, 2004, will not confer any tax benefits, unless the term of the law is extended. In addition, from time to time, we may submit requests for expansion of our Approved Enterprise programs or for new programs to be designated as Approved Enterprises. These requests might not be approved. The termination or reduction of these tax benefits, or our inability to get approvals for expanded or new programs, could increase our taxes, thereby reducing our profits or increasing our losses. Additionally, as we increase our activities outside of Israel, our increased activities will not be eligible for inclusion in Israeli tax benefit programs. We recorded taxable income in Israel for the first time in 2003, but that income was offset by tax loss carryforwards. Accordingly, we have received no tax benefits to date under the Approved Enterprise tax program.

Capacity constraints and system failures or security breaches could prevent access to our service, which could affect our revenues and harm our reputation.

Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of visits to our websites. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer consumers and merchants enhanced services, capacity, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our revenues will increase.

If our systems cannot be expanded in a timely manner to cope with increased website traffic, we could experience disruptions in service, slower response times, lower consumer and merchant satisfaction, and delays in the introduction of new products and services. Any of these problems could impair our reputation and cause our revenues to decline.

Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our service has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Some of our facilities are located in the San Francisco Bay area, a major earthquake zone. We do not have full second-site redundancy, a formal disaster recovery plan or alternative providers of hosting services, and outages at our data centers could mean the loss of some or all of our website functionality. Our business interruption insurance may not adequately compensate us for losses that may occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and cause our revenues to decline.

We may not be able to hire and retain the personnel we need to support and expand our business, which could cause our business to shrink, or slow any expansion.

Our future success depends on our ability to identify, hire, train, retain and motivate highly-skilled executive, technical, sales, marketing and business development personnel. Our existing key personnel include all of our executive officers and management team. The loss of any member of this team could disrupt our operations until a suitable replacement is found. Competition for highly-skilled personnel is intense in the technology and Internet markets. The process of locating, training and successfully integrating highly-skilled personnel into our operations can be lengthy and expensive. If we fail to attract, integrate and retain highly-skilled personnel, our ability to support, expand and manage our business could suffer.

We may be subject to costly litigation arising out of our acquisition of Epinions, Inc., and that litigation could have a material adverse effect on our business, and the trading price of our ordinary shares, if decided adversely.

On May 28 and June 7, 2004, we received letters on behalf of a group of former holders of Epinions, Inc. common stock claiming that they were damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duty, in connection with our April 2003 acquisition of Epinions. That acquisition, following a fairness hearing before the California Department of Corporations and approval by substantial majorities of the Epinions preferred and common stockholders, resulted in holders of Epinions preferred stock receiving shares of our preferred stock and the Epinions common stock being cancelled. In addition, some Epinions employees were hired and granted options to purchase our ordinary shares. The letters claim that the holders of Epinions common stock were not properly informed (or were misled) about financial results and projections of Epinions and about the terms and amounts of stock options to be granted to Epinions employees who were hired by Shopping.com. The letters also claim that a group of controlling stockholders and directors of Epinions improperly increased their ownership interest by agreeing to a merger in which the valuation of Epinions was too low. The alleged controlling group referred to in the letters appears to include Nirav Tolia, our former chief operating officer and director, who was the chief executive officer of Epinions at the time of the acquisition, J. William Gurley and John R. Johnston, who are current members of our board of directors, and some or all of the former holders of Epinions preferred stock, some of which are among our significant shareholders. The letters assert that the former common stockholders of Epinions have suffered damages of over $30 million and that such former stockholders are entitled to between approximately 1.8 million and 2.4 million Shopping.com ordinary shares. The letters further state that the former stockholders may seek punitive damages, or to impose a constructive trust on misappropriated property and possibly other remedies, such as rescission and restitution. The former stockholders may hold us responsible for some or all of these claims. These former Epinions stockholders may choose to commence litigation against us, our directors and officers, and some of our shareholders. If that were to happen, the plaintiffs could claim additional damages and seek additional remedies. In any such litigation, the credibility of Mr. Tolia would likely be an issue, and that credibility may be adversely affected by his recent resignation following an investigation by our board of directors into the accuracy of his representations about his educational background and work history. Dealing with any such claims or litigation could be costly and our insurance, if any, may not cover costs and losses we might suffer. In addition, our management could be required to spend a considerable amount of time attending to these claims, whether or not they result in litigation. Any damages for which we may be liable as a result of such litigation, or any settlement, which we may enter into in order to resolve the claims, may require us to spend a material amount of funds or issue new securities. If we were to issue any new shares as compensation to the claimants, there would be an immediate dilution in the value of other outstanding ordinary shares, and that dilution could be significant. As a result, these claims and any related litigation could have a material adverse effect on our business, results of operations, financial condition and liquidity and upon the value of your investment in us.

We may be subject to costly litigation arising out of information presented on or collected in connection with our service, and the litigation could have a material adverse effect on our business if decided adversely.

Claims could be made against us under U.S. and foreign law for defamation, libel, invasion of privacy, deceptive or unfair practices, fraud, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our service or based on our collection and use of information. The law relating to the liability of online companies for information carried on, disseminated through or collected by their services is currently unsettled. Our service includes consumer-generated reviews from our Epinions website, which includes information regarding the quality of goods, and the reliability of merchants that sell those goods. Similar claims could be made against us for that content. We may be required to reduce exposure to liability for information disseminated through our service, which could require substantial expenditures and discontinuation of some service offerings. Any such response could materially increase our expenses or reduce our revenues. Our liability insurance may not be adequate to indemnify us if we become liable for information disseminated through our service. Any costs incurred as a result of such liability that are not covered by insurance could reduce our profitability or cause us to sustain losses, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may also be subject to claims or regulatory action arising out of the collection or dissemination of personal, non-public information of users of our service.

We may be subject to costly intellectual property litigation that could have a material adverse effect on our business if decided adversely.

We could face claims that we have infringed the patent, trademark, copyright or other intellectual property rights of others. From time to time we receive such claims and we are ordinarily involved in litigation over such claims. Intellectual property litigation is often extremely costly, unpredictable and disruptive to business operations. It may not be possible to obtain or maintain insurance covering these risks. Any adverse decision, including an injunction or damage award entered against us, could subject us to significant liabilities, require us to seek to obtain licenses from others, make changes to our brand, prevent us from operating our business, or cause severe disruptions to our operations or the markets in which we compete. Any of these developments could harm our reputation, our business and our results of operations.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

Our business depends on our intellectual property, including internally-developed technology and data resources and brand identification by the public, which we attempt to protect through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality and proprietary rights agreements. We also depend on our trade names and domain names. We have no patents. Applications we have filed for patent and other intellectual property registration may not result in the issuance of patents, registered trademarks, service marks or other intellectual property registrations. In particular, if we are not able to obtain a registered trademark for the name Shopping.com, and as a result are not able to protect our brand, our business could suffer from possible confusion among consumers and merchants, among other things. In addition, our use of unregistered trade names and service marks may not protect us from the use of similar marks by third parties. Intellectual property laws vary from country to country, and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions. We have had experiences with other companies using or planning to use a name similar to ours as part of a company name, domain name, trademark or service mark. In the future, we may need to litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. This litigation would be expensive and would likely divert the attention of our management.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our service, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We may be unable to protect our Internet domain names, which could decrease the value of our brand.

We have the right to use domain names for website destinations that we use in our business. If we are unable to protect our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. Domain names similar to Shopping.com have been registered in the United States and elsewhere and in most countries the top- level domain name “shopping” is owned by other parties. We might not acquire or maintain country- specific versions of the “shopping” domain name, such as “shopping.co.uk” in the United Kingdom, “shopping.de” in Germany or “shopping.fr” in France. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and varies from jurisdiction to jurisdiction. We may be unable to prevent third parties from acquiring domain names that infringe on, or otherwise decrease the value of, our brand, or our trademarks, service marks or other proprietary rights. Protecting and enforcing our intellectual property rights and determining the proprietary rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if litigation is initiated.

Exchange rate fluctuations between the U.S. Dollar and the New Israeli Shekel or the British Pound may decrease our earnings.

A portion of our revenues and a portion of our costs, including personnel and some marketing, facilities and other expenses, are incurred in New Israeli Shekels and British Pounds. Inflation in Israel or the United Kingdom may have the effect of increasing the U.S. Dollar cost of our operations in that country. If the U.S. Dollar declines in value in relation to one or more of these currencies, it will become more expensive for us to fund our operations in the countries that use those other currencies. From April 2003 to February 2004 the U.S. Dollar to the British Pound, and from February 2003 to July 2003 the U.S. Dollar to the New Israeli Shekel, declined significantly. We do not hedge any of our foreign currency risk.

Our acquisitions have been and could be difficult to integrate, disrupt our business, dilute shareholder value and have a material adverse effect on our operating results.

We have entered into business combinations with other companies in the past, including our April 2003 acquisition of Epinions, Inc., and we may make additional acquisitions in the future. Acquisitions involve significant risks, including difficulties in the integration of the operations, internal controls, business strategy, services, technologies and corporate culture of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, the rejection of the acquired companies’ products and services by our customers and the potential impairment of acquired assets. We have experienced many of these risks in connection with the acquisitions that we completed in the past. For example, we realized an impairment of intangible assets of $6.4 million in 2001 relating to the acquisition of Digital Jones, Inc. In addition, future acquisitions would likely result in dilution to existing shareholders, if securities are issued. Additionally, the expenditure of cash or the assumption of debt or contingent liabilities in connection with these acquisitions could have a material adverse effect on our financial condition, results of operations and liquidity. Accordingly, any future acquisitions could result in a material adverse effect on our business.

If we cannot adequately manage any future growth, our results of operations will suffer.

We have experienced rapid growth in our operations, and our anticipated future growth, if such growth occurs at all, may place a significant strain on our managerial, operational and financial resources. We have made, and may continue to make, inadequate estimates for the costs and risks associated with our expansion, and our systems, procedures and managerial controls may not be adequate to support our operations. Any delay in implementing, or transitioning to, new or enhanced systems, procedures or controls may adversely affect our ability to manage our product listings and record and report financial and management information on a timely and accurate basis. If we are unable to manage any such expansion successfully, our revenues may not grow, our expenses may increase and our results of operations may be adversely affected.

Risks Related to Our Industry

If Internet usage and infrastructure do not continue to grow rapidly, our business prospects and share price could decline.

Our revenues and profits depend on the continued acceptance and use of the Internet and online services as a medium for commerce. The failure of the Internet to continue to develop as a commercial medium could have a material adverse effect on our business and financial results. Consequently, the growth of the market for our service depends upon improvements being made to the entire Internet, as well as to the networking infrastructures of our merchant customers to alleviate overloading and response time delays. We believe that growth in the market for our service also depends upon growth in the utilization of broadband connections. If this growth fails to continue or slows, our financial results and the trading price of our ordinary shares could be adversely affected.

Government regulation and legal uncertainties may damage our business.

The laws and regulations applicable to the Internet and our service in the countries where we operate are evolving. Governments may adopt new laws and regulations governing the Internet or the conduct of business on the Internet that could increase our costs of doing business or limit the attractiveness of online shopping. In addition, we might be required to comply with existing laws regulating or requiring licenses for certain businesses of our merchants, such as the distribution of alcohol or firearms. These laws and regulations could expose us to substantial compliance costs and liability. In response to these laws and regulations, whether proposed or enacted, as well as public opinion, we may also elect to limit the types of merchants or products we display on our service, which could in turn decrease the desirability of our service and reduce our revenues.

The Federal Trade Commission, or FTC, issued guidance in 2002 regarding what disclosures are desirable in order to avoid misleading users about the effect that purchased listings may have on the inclusion or ranking of listings in search results in Internet search engines. This guidance may differ from the existing practices of the industry, including our practices. If the FTC brings enforcement actions against firms not complying with the guidance, and our business practices are covered by and not complaint with the guidelines, we could be subject to litigation by the FTC, as well as State Attorneys General and private litigants, potentially resulting in the payment of significant sums of money for consumer restitution, penalties and fines.

Imposition of sales and other taxes may damage our business.

Current law does not require merchants to collect sales or other similar taxes with respect to goods sold by them over the Internet in many cases. As a result, consumers are able to buy goods on the Internet without paying sales taxes required by law. Some states may seek to impose sales tax collection obligations on online retailers, or may seek to collect sales tax directly from online consumers. The Internet Tax Freedom Act, which limited the ability of states to impose taxes on access to the Internet, expired on November 1, 2003. A proposal to extend this moratorium has been made, but there can be no assurance that it will be enacted. Failure to extend the moratorium could allow any state to impose taxes on Internet access or online commerce. The imposition of Internet usage taxes or enhanced enforcement of sales tax laws could make online shopping less attractive to consumers, which would have a material adverse effect on our business.

Increased security risks to us in particular and online commerce in general may deter future use of our service.

Concerns over the security of transactions conducted on the Internet and the privacy of Internet users may inhibit use of the Internet and other online services, including online commerce. Any misappropriation of third-party information collected by an Internet provider, security breach or a change in industry standards, regulations or laws or an adverse judicial determination could deter people from using the Internet to conduct transactions that involve transmitting confidential information such as online commerce, which would harm our business.

Our market may undergo rapid technological change and any inability to meet the changing needs of our industry could harm our financial performance.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements, introductions and enhancements, and changing consumer demands. We may not be able to keep up with these rapid changes. As a result, our future success depends on our ability to adapt to rapidly changing technologies, to respond to evolving industry standards and to improve the performance, features and reliability of our service. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes may require us to incur substantial expenditures to modify or adapt our service and infrastructure, which could harm our financial performance and liquidity.

Risks Related to Our Operations in Israel

Because we maintain operations in Israel, political, economic or military instability there could disrupt our operations.

We maintain a portion of our research and development facilities and personnel in Israel, and as a result, political, economic and military conditions in Israel affect our operations there. Over the past several decades, a number of armed conflicts have taken place between Israel and its Arab neighbors. Since 2000, hostilities between Israel and the Palestinians have increased in intensity. Continued or increased hostility with Palestinians, military hostilities with other states, or other terrorism could make it more difficult for us to continue our operations in Israel, which could increase our costs and adversely affect our financial results.

Israeli courts might not enforce judgments rendered outside of Israel, which may make it difficult to collect on judgments rendered against us.

We are incorporated in Israel, and some of our assets are located outside the United States; accordingly, enforcement of judgments obtained in the United States against us, including by our shareholders, may be difficult to obtain within the United States. In addition, some of our directors are not residents of the United States, and service of process and enforcement of judgments obtained in the United States against them also may be difficult to obtain within the United States. We have been informed by our legal counsel that there is doubt as to the enforceability of civil liabilities under U.S. securities laws in original actions instituted in Israel.

Our personnel in Israel are required to perform military service, which could disrupt our operations or increase our costs.

Many of our employees in Israel are obligated to perform up to 36 days of military reserve duty each year, and are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.

Your rights and responsibilities as a shareholder will be governed by Israeli law and differ in some respects from the rights and responsibilities of shareholders under U.S. law.

We are incorporated under Israeli law. The rights and responsibilities of holders of our ordinary shares are governed by our articles of association and by Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith toward the company and other shareholders and to refrain from abusing his power in the company, including, among other things, in voting at the general meeting of shareholders on certain matters. Israeli law provides that these duties are applicable in shareholder votes on, among other things, amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and interested party transactions requiring shareholder approval. In addition, a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. However, Israeli law does not define the substance of this duty of fairness. Because Israeli corporate law has undergone extensive revision in recent years, there is little case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

Risks Related to Our Ordinary Shares

There is a limited history of a trading market for our ordinary shares, and the market price of our ordinary shares may be highly volatile or may decline regardless of our operating performance.

There has only been a public market for our ordinary shares since the completion of our initial public offering in October 2004. A trading market in our ordinary shares may remain volatile.

The market prices of the securities of Internet companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our ordinary shares, regardless of our actual operating performance. Additional factors that could cause fluctuation in the price of our ordinary shares include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who may cover our shares;

•	conditions or trends affecting our merchants or other listings providers;

•	changes in the market valuations of other online commerce companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements concerning the commencement, progress or resolution of investigations or regulatory scrutiny of our operations or lawsuits filed or other claims alleged against us;

•	capital commitments;

•	introduction of new products and service offerings by us or our competitors;

•	entry of new competitors into our market; and

•	additions or departures of key personnel.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Such litigation could result in significant costs and divert management attention and resources, which could seriously harm our business and operating results.

If the ownership of our ordinary shares continues to be highly concentrated, it may prevent you and other shareholders from influencing significant corporate decisions.

Our current executive officers, directors and their affiliates own or control approximately 38% of our outstanding ordinary shares. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders.

Future sales of ordinary shares by our existing shareholders may cause our share price to fall.

The market price of our ordinary shares could decline as a result of sales of ordinary shares by our existing shareholders, including by our directors, officers or their affiliates, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by shareholders, including our directors and executive officers, provide that Goldman, Sachs & Co., in its sole discretion, may release any of those parties, at any time or from time to time and without notice, from obligations under these agreements, including the obligation not to dispose of ordinary shares for a period of 180 days after the date of our initial public offering.

We may be treated as a passive foreign investment company, which may subject U.S. shareholders to additional taxes.

If our passive income, or our assets that produce passive income, exceed levels provided by law for any taxable year, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes. If we are treated as a passive foreign investment company, U.S. holders of our ordinary shares may be subject to additional taxes based on our taxable income and may be taxed at ordinary U.S. federal income tax rates (rather than at capital gains rates) when our ordinary shares are sold. Whether we are treated as a passive foreign investment company depends on questions of fact as to our assets and revenues that can only be determined at the end of each fiscal year. Accordingly, we cannot be certain that we will not be treated as a passive foreign investment company for 2004 or for any subsequent year.

We may need to raise additional capital, which we may not be able to obtain on favorable terms, or at all, which could adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

We require substantial working capital to fund our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. We have in the past experienced negative cash flow from operations and may experience negative cash flow from operations in the future. We currently anticipate that the net proceeds of our initial public offering that was completed in October 2004, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. However, we may need to raise additional funds prior to the expiration of this period or at a later date. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

The amendment of the conversion ratios of the Series D and Series E preferred shares after the filing of the registration statement for our initial public offering may give holders of those shares rescission rights under federal or state securities laws, and could expose us to penalties or fines.

After the initial filing of the registration statement for our initial public offering, the conversion ratios of our Series D and Series E preferred shares were changed. The largest holder of Series D preferred shares and the principal holder of Series E preferred shares offered to release us from our agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, if we agreed to modify the conversion ratios of the Series D and Series E preferred shares to cause the issuance of more ordinary shares to all holders of those series of preferred shares upon their automatic conversion in our initial public offering at prices below $16.00 per share. That amendment was implemented with the approval of our board of directors and shareholders. It is possible that this amendment was a new offer and sale of securities involving a new investment decision by the holders of Series D and Series E preferred shares. If the amendment was an offer and sale of securities and it was not exempt from the registration requirements of federal or state securities laws, then those holders have rights to bring claims against us for rescission or damages. For example, for a period of one year after the violation, a holder of any of the 2,766,573 ordinary shares issued upon conversion of the Series D preferred shares, or any of the 1,342,744 ordinary shares issued upon conversion of the Series E preferred shares, could bring a claim against us for rescission to recover the consideration the holder paid to us in the amendment, with interest, or for damages. Since the amendment did not involve any issuance of securities for cash, it is uncertain how rescission would be valued or damages would be determined. The value of the consideration surrendered by the shareholders in the amendment, and therefore the magnitude of any related claim for rescission or damages, is uncertain. One measure of rescission or damages may be the value of the consideration surrendered by the former holders of the Series D or Series E preferred shares. We cannot offer any assurance that the extent of our exposure to damages would be limited to this measure. We would contest any such claim, but any such litigation would be costly to defend and could harm our results of operations, financial condition and liquidity. In addition, we may be subject to penalties or fines relating to these issuances, and such penalties or fines could harm our results of operations, financial condition and liquidity.

If we fail to implement changes in our system of internal controls to address reportable conditions, we may not be able to report our financial results accurately or detect fraud. As a result, we could be subject to costly litigation, and current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are required for us to provide reliable financial reports and to detect and prevent fraud. We are currently assessing our system of internal controls and potential areas of improvement. We expect that enhancements, modifications and changes to our internal controls will be necessary. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent registered public accounting firm brought to our attention a need to limit employee access to our revenue tracking system, to retain certain electronic records, to automate more of our financial processes that are currently performed manually, and to prepare timely reconciliations between our general ledger and certain subledgers. The independent registered public accounting firm identified these items as “reportable conditions,” which means that they were matters that in the independent registered public accounting firm’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are in the process of implementing changes to address these reportable conditions, but have not yet completed implementing them. As a result, we have not yet fully remedied these reportable conditions. Completing our assessment of internal controls, implementing changes to address the identified reportable conditions and any other changes that are necessary, and maintaining an effective system of internal controls will be expensive and require considerable management attention. However, if we fail to implement and maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our ordinary shares.

We have never paid cash dividends on our share capital, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on any class of our share capital to date and we currently intend to retain any future earnings to fund the development and growth of our business. Furthermore, Israeli law limits the distribution of dividends to the greater of retained earnings or earnings generated over the two most recent fiscal years, provided that we reasonably believe that the dividend will not render us unable to meet our current or foreseeable obligations when due. As of September 30, 2004, our accumulated deficit amounted to $155.4 million. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our ordinary shares.

Provisions of our articles of association and Israeli law may prevent or delay an acquisition of Shopping.com, which could depress the price of our shares.

Our articles of association contain provisions that could make it more difficult for a third party to acquire control of us, even if that change in control would be beneficial to our shareholders. Specifically, our board of directors is divided into three classes, each serving staggered three-year terms, there are advance notice requirements for shareholder proposals and nominations of directors, and approval of mergers require an absolute majority of the voting power in our company. In addition, provisions of Israeli law may have the effect of delaying, preventing or making more difficult a merger with, or other acquisition of, our company. As a result of these provisions of our articles of association and Israeli law, our ordinary shares may trade at prices below the price that third parties might be willing or able to pay to gain control of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as cash equivalents and carried at cost, which approximates market value. As of September 30, 2004, we had cash and cash equivalents totaling approximately $32.5 million. We do not currently use or plan to use derivative financial instruments in our investment portfolio. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity. As of September 30, 2004, our cash and cash equivalents were maintained by financial institutions in the United States, Israel and Europe. Our deposits in the United States may be in excess of insured limits and our deposits in other jurisdictions are not insured. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The U.S. Dollar cost of our operations is influenced by the extent to which any inflation in the other countries in which we operate is offset, is offset on a lagging basis, or is not offset by the devaluation of the applicable currencies in relation to the U.S. Dollar. For example, when the rate of inflation in Israel exceeds the rate of devaluation of the New Israeli Shekel against the U.S. Dollar, we experience increases in the U.S. Dollar cost of our operations in Israel, harming our financial results. We may be materially and adversely affected in the future if inflation in Israel, the United Kingdom or other countries where we operate exceeds the devaluation of that country’s currency against the U.S. Dollar or if the timing of the devaluation lags behind inflation in Israel, the United Kingdom or other countries.

A devaluation of the New Israeli Shekel, the Euro, or the British Pound in relation to the U.S. Dollar has the effect of reducing the U.S. Dollar amount of any of our expenses or liabilities which are payable in that currency, unless these expenses or payables are linked to the U.S. Dollar. This devaluation also has the effect of decreasing the U.S. Dollar value of any asset denominated in New Israeli Shekels, Euros or British Pounds or receivables payable in New Israeli Shekels, Euros or British Pounds, unless the receivables are linked to the U.S. Dollar. Conversely, any increase in the value of the New Israeli Shekel, the Euro or the British Pound in relation to the U.S. Dollar has the effect of increasing the U.S. Dollar value of any unlinked New Israeli Shekel, Euro or British Pound assets and the U.S. Dollar amounts of any unlinked New Israeli Shekel, Euro or British Pound liabilities and expenses.

Exchange rates between the New Israeli Shekel, the Euro or the British Pound and the U.S. Dollar fluctuate continuously. Accordingly, exchange rate fluctuations and currency devaluations will affect our financial results and period-to-period comparability of those results.

We are not presently engaged in any transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations, such as hedging transactions. We do not own any market risk sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and evaluating the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by us in periodic reports to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) From July 1, 2004 through September 30, 2004, we issued an aggregate of 281,923 ordinary shares to certain of our employees and former employees upon exercise of stock options granted us under our 2003 Omnibus Stock Option and Restricted Stock Incentive Plan, with exercise prices ranging from $1.00 to $6.00. We realized $410,222.50 of gross proceeds in connection with the issuance of these ordinary shares. The sales of these ordinary shares were determined to be exempt from registration under the Securities Act as determined in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) On October 25, 2004, our registration statement on Form S-1 (Registration No. 333-113846 was declared effective for our initial public offering, pursuant to which we registered 6,871,160 ordinary shares, of which 5,060,084 were sold by us and 1,811,076 were sold by certain of our shareholders at an initial public offering price of $18.00 per share. The underwriters in the initial public offering exercised their option to purchase an additional 1,030,674 ordinary shares at the initial public offering price of $18.00 per share on October 28, 2004. The offering closed on October 29, 2004 after the sale of all securities registered, including the underwriters’ over-allotment, and as a result, we received net proceeds of approximately $97.9 million (after underwriters’ discounts of $7.7 million). The selling shareholders received net proceeds of approximately $30.3 million (after underwriters’ discounts of $2.3 million). The underwriters of the offering were Goldman, Sachs & Co., Credit Suisse First Boston, Deutsche Bank Securities and Piper Jaffray. We incurred additional, estimated related expenses of approximately $3.9 million, which together with the underwriters’ discount, totaled $13.9 million in estimated expenses related to the offering. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.

As of November 11, 2004, we have not utilized any of the net proceeds from the offering. We intend to use the net proceeds for working capital purposes and general corporate requirements. The amounts that we actually expend for working capital and other general corporate purposes may vary significantly depending on many factors. We may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, products and technologies. We have not allocated specific amounts of net proceeds for any of these purposes. We have no current agreements, commitments or ongoing negotiations for acquisitions of any businesses, products or technologies. Pending these uses, we have invested the funds in money market, money market equivalent and other investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer				X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer				X

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOPPING.COM LTD.

Date: November 12, 2004	By:	/s/ Greg J. Santora
Greg J. Santora,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Executive Officer				X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of the Chief Financial Officer				X

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer				X