Form 10-K
period 2004-12-31
SHOPPING COM LTD
filed 2005-03-23
CIK 1108482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                    .

Commission File Number: 000-50964

SHOPPING.COM LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	98-0436245
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Zoran Street

Netanya 42504, Israel

(Address of Principal Executive Offices, Including Zip Code)

972-9-892-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Ordinary Shares, par value NIS 0.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There was no established public trading market for the Registrant’s ordinary shares, par value NIS 0.01 per share, as of the last business day of the Registrant’s most recently completed second fiscal quarter. As of March 1, 2004, there were 29,623,841 shares of the Registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held in June 2005 are incorporated by reference in Parts II and III of this report on Form 10-K.

SHOPPING.COM LTD.

FISCAL 2004 FORM 10-K

INDEX

Item		Page

PART I

ITEM 1	Business	1

ITEM 2	Properties	11

ITEM 3	Legal Proceedings	11

ITEM 4	Submission of Matters to a Vote of Security Holders	12

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

ITEM 6	Selected Financial Data	15

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 8	Financial Statements and Supplementary Data	50

ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	79

ITEM 9A	Controls and Procedures	79

ITEM 9B	Other Information	79

PART III

ITEM 10	Directors and Executive Officers of the Registrant	80

ITEM 11	Executive Compensation	80

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80

ITEM 13	Certain Relationships and Related Transactions	80

ITEM 14	Principal Accountant Fees and Services	80

PART IV

ITEM 15	Exhibits and Financial Statement Schedules	80

	Signatures	83

	EXHIBIT 10.08
	EXHIBIT 10.10
	EXHIBIT 10.18
	EXHIBIT 23.01
	EXHIBIT 23.02
	EXHIBIT 24.01 (included with the signature page)
	EXHIBIT 31.01
	EXHIBIT 31.02
	EXHIBIT 32.01
	EXHIBIT 32.02

Shopping.com™, the Shopping.com logo, DealTime®, DealTime.com®, Epinions®, Epinions.com®, PriceTool and our other trademarks, service marks or registered service marks appearing in this report are the property of Shopping.com. All other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

This report contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward Looking Statements” under Item 7 of this report for important information to consider when evaluating such statements.

PART I

ITEM 1.	BUSINESS

CORPORATE BACKGROUND

Founded in March 1997 in Israel, Shopping.com Ltd., offers a better way for consumers to shop online and offers merchants a better way to sell online. In April 2003, we acquired Epinions, Inc., an online shopping service specializing in consumer-generated reviews. In October 2003, we changed our name from DealTime Ltd. to Shopping.com Ltd. We have operations in the United States, the United Kingdom and Israel. Our principal executive offices are located at 1 Zoran Street (P.O. Box 8393) Netanya 42504, Israel, and the telephone number there is 972-9-892-1000. Our U.S. headquarters is located at 8000 Marina Boulevard, Fifth Floor, Brisbane, California 94005, and the telephone number there is (650) 616-6500.

BUSINESS OVERVIEW

Shopping.com is a leading online comparison shopping service, attracting more unique visitors monthly than any other comparison shopping website. We help consumers make informed purchase decisions by enabling them to find the items they are looking for, compare products, prices and stores, and buy from among thousands of online merchants. We gather product and merchant data from across the Internet, organize and structure it into a comprehensive catalog, and present the resulting information to consumers in a user-friendly interface at our flagship destination, www.shopping.com, and our consumer reviews website, www.epinions.com. Our service is free for consumers. We generate revenues from merchants and other listings providers that pay us lead referral fees when consumers click through to merchant websites from listings on our service.

The Internet is a powerful medium for buying and selling goods and services. Consumers benefit from the convenience, selection and savings available from shopping online; however, they need help in sorting through the large volume of information and choices. Merchants benefit from the ability to reach large audiences of potential customers through the Internet; however, they need help in targeting, measuring and optimizing their online advertising efforts. Online comparison shopping services have emerged in recent years to address these difficulties.

We believe that Shopping.com provides consumers with a better way to shop online by enabling them to find, compare and buy products conveniently and efficiently. We gather data on millions of products from thousands of sources across the Internet to provide consumers with a single destination for shopping content. We couple this content with detailed product and store reviews written by contributors to our Epinions website, and present the results in a user-friendly interface. Consumers use our websites to compare products by brand, price and store, and by category-specific features, such as comparing digital cameras by megapixel resolution or sofas by type of material. Consumers also use our websites Store Finder to compare online stores by merchant rating, product availability, price, and tax and shipping fees. We obtain product and merchant data through automated feeds, website extraction and licensing arrangements.

We believe that Shopping.com provides merchants with a better way to sell online by enabling them to use online advertising to target consumers who are actively seeking information on products and services. Our comparison shopping content and functionality help consumers make informed purchase decisions, generating lead referrals that we believe are more likely to result in sales for our merchants. Merchants join our service with little upfront cost and pay us only when we generate a lead referral or purchase for them. We provide measurement and optimization tools that enable merchants to manage their advertising campaigns. Merchants use our online Merchant Account Center to obtain product- and category-specific reports on lead referrals, cost-per-lead referral, and total marketing spend. Merchants may use our online ROI Tracker to monitor the rate at which lead referrals convert to sales, and to measure their return on investment. In addition, listings providers such as Google, Overture and eBay supply merchant listings that we display on our service. In 2002, 2003 and 2004, Google accounted for approximately 11%, 38% and 42% of our revenues, respectively. For additional information on listings providers, see page 8 of this report.

Since launching in 1998, we have experienced significant growth in the number of consumers and merchants using our service. According to industry analyst comScore Media Metrix, in January 2005, Shopping.com had the largest U.S. audience of any property in the Comparison Shopping category, with 23 million unique visitors. In the same period, Shopping.com was the third-largest multi-category commerce destination overall, based on unique visitors, behind eBay and Amazon, according to comScore Media Metrix. During 2004, we generated revenues from 296 million lead referrals with average revenue per paid lead of $0.309, with our web site covering more than 9 million SKUs.

Industry Background

Online Shopping

Online shopping has established itself as a large and rapidly growing channel for consumers and merchants to buy and sell goods and services

We believe that the key forces driving the growth of online shopping are:

Convenience, selection, savings.    The Internet offers around-the-clock access to millions of products and thousands of stores, unlike in-store shopping. It contains shopping information from a wide variety of sources, including merchant websites, manufacturer websites and other online content providers. Consumers utilize this convenience, selection and information to save time and money.

Increased broadband penetration.    Consumers with broadband connections are at least 50% more likely to complete an online purchase than those with narrowband connections, according to comScore Networks research.

Performance-Based Advertising

Online advertising has emerged as a widely-used medium for advertisers to reach target audiences. Traditional advertising, whether online or offline, typically is purchased on a cost-per-impression basis. Online advertising, however, increasingly is being purchased on a cost-per-referral or cost-per-purchase basis, which is known as performance-based advertising. We believe that performance-based advertising continues to gain popularity with advertisers because, unlike impression-based advertising, advertisers pay only for specific benefits, such as when consumers click through to their websites or transact business on their websites.

We believe that the key forces driving the growth of performance-based advertising are:

Performance-orientation.    Performance-based advertising is generally more cost-effective than traditional impression-based advertising because advertisers pay only for specific benefits, such as lead referrals or subsequent purchases. In addition, performance-based advertising allows for more precise audience targeting, because it is typically associated with specific products or services.

Measurable results.    The results of performance-based advertising are more measurable than traditional forms of advertising, because merchants can track consumer click-throughs, purchases and overall return on investment. In addition, merchants can evaluate the success of their advertising campaigns, modify the targeting of their listings, and optimize their spending based on results.

Challenges for Consumers and Merchants

We believe many consumers have not yet been able to take full advantage of online shopping and many merchants have not yet been able to take full advantage of performance-based advertising. Consumers may be challenged by the large volume of available unstructured information and the difficulty of comparing product and service offerings effectively and comprehensively. Merchants may need better access to large numbers of consumers who are actively shopping for products and services, along with the tools to manage and optimize their performance-based advertising campaigns.

Our Comparison Shopping Service

Our comparison shopping service enables consumers to find, compare and buy products and services online conveniently and efficiently, and enables merchants to generate sales cost-effectively from consumers who are actively shopping.

Benefits for Consumers

Organized and structured information.    We gather data from thousands of online sources to provide consumers with a single destination for shopping content from across the Internet. We prevent information overload by organizing and structuring content and merchant information with a user-friendly interface. We believe that this approach enables consumers to shop more efficiently than by visiting retail sites or search engines.

Consumer-generated reviews.    We provide access to more than 1.8 million detailed consumer-generated product and store reviews, written by the community of contributors to our Epinions website. This community rates the helpfulness of each review, enabling us to display the most helpful reviews more prominently. We believe that reviews written by consumers provide a valuable resource for shoppers seeking to evaluate the advantages and disadvantages of products and stores.

Comparison shopping tools.    We facilitate comparison and side-by-side evaluation of products and stores. Our websites help consumers compare products by general criteria such as brand, price or store, or by category-specific attributes such as resolution for digital cameras, seating direction for child car seats, or material for sofas. Our websites also help consumers compare online stores by criteria such as merchant rating, product availability, price, and tax and shipping fees by zip code.

Benefits for Merchants

Targeted audiences, qualified referrals.    We enable merchants to use performance-based advertising to reach consumers who are actively shopping for their products and services. We believe that our consumers are attractive potential customers for merchants, because they have used our comparison shopping content and functionality to educate themselves and make informed product and store decisions. We refer to such click-throughs as qualified lead referrals.

Ease of use, little upfront cost.    We provide proprietary technologies that make it easy for merchants to advertise their offerings on our service. Merchants join our service at little upfront cost through automated online enrollment or through our direct sales force. They integrate inventory information into our catalog and keep it current by submitting the information electronically or allowing us to extract it from their websites. Merchants can manage their advertising campaigns at category or subcategory levels, rather than managing large lists of keywords.

Measurement and optimization tools.    We supply free tools that enable merchants to target consumers, measure advertising effectiveness and optimize their spending on our service. Our Merchant Account Center provides an easy way to obtain product- and category-specific reports on lead referrals, cost-per-lead referral, and total marketing spend. Our ROI Tracker enables merchants to manage their return on money spent on our service by monitoring data on the number of lead referrals converted to sales, and the associated revenues and profitability, on a per-transaction and aggregate basis.

Strategy

Our business objective is to grow profitably while pursuing our mission of helping shoppers everywhere use the power of information to find, compare and buy anything. We aim to:

•	Help shoppers make informed purchase decisions;

•	Provide a global resource with localization by country;

•	Become the leading destination with comprehensive shopping content;

•	Enable comparison shopping through structure and organization of data; and

•	Address additional categories of products and services.

Our strategies are as follows:

Enhance product and technology.    We believe that continuous improvement of our user experience is essential to providing the highest-quality service. We intend to develop new features and functionality that will further help consumers make informed purchase decisions and increase their loyalty to our service. In order to build the Internet’s most comprehensive catalog of shopping content, we will continue to gather and organize product and merchant information, and grow our database of consumer-generated reviews. We will refine our search algorithms and attribute-based navigation tools to enable consumers to find, compare and buy more quickly and easily.

Increase brand awareness.    We believe that heightened awareness of the Shopping.com brand will increase the number of consumers and merchants using our service. Our goal is to define our brand as the leading shopping resource for consumers and the leading customer acquisition vehicle for merchants. We plan to promote our brand primarily through online advertising delivered to consumers when they are researching purchases. We believe that the best way to increase brand awareness of Shopping.com is to invest in our sites in order to produce better consumer and merchant experiences that will be spread by word-of-mouth. In addition, we will use public relations efforts to highlight the benefits that Shopping.com provides to consumers and merchants.

Broaden merchant services.    We believe that providing merchants with free, easy-to-use resources to target, measure and optimize their online advertising campaigns is essential for our success. We intend to develop new processes and tools to enable merchants, with minimal effort, to maximize the benefits they receive from our service. In addition, we will continue to improve our account management functionality to allow merchants to monitor their online campaigns and manage the effectiveness of their marketing spend.

Expand internationally.    Our revenues from U.S. operations were approximately $59.6 million, or 89% of total revenues, in 2003 and $84.1 million, or 85% of total revenues, in 2004. Our revenues from U.K. operations were approximately $7.4 million, or 11% of total revenues, in 2003 and $14.9 million, or 15% of total revenues, in 2004.

We believe that the benefits of our service can be extended internationally. We have developed an integrated technology platform to accommodate delivery of our service in multiple countries, languages and currencies. For consumers, transparency of merchant, cost and product specifications, will help them take advantage of differences in prices across borders. Our proprietary technology will enable the management of the necessary calculations and conversions in order for us to expand internationally. Merchants will benefit from exposure to a much larger and more diverse market. We intend to expand into France in the first half of 2005 and enter Germany in the second half of 2005.

Add categories of products and services.    We believe that our service can be applied to a broad range of retail products and services that have mass market appeal. We intend to use our methods for creating organized and structured shopping information and consumer-generated reviews in broadening the scope of our offering to include new categories of products and services.

Our Consumer and Merchant Offerings

Consumer Offering

Our www.shopping.com and www.epinions.com websites provide consumers with information, tools and a user-friendly interface that make it easy to find, compare and buy products and services in hundreds of categories from thousands of merchants. All of our pages have an organized layout, and easy-to-access search and browse navigation capabilities.

Search and browse.    Consumers can search or browse to find items on our service. We prominently display a search box at the top of every webpage. To search, consumers simply type in product names (such as “television,” “merlot wine” or “shoes”), brands (such as “sony,” “lego” or “prada”) or a combination (such as “canon printer” or “kitchenaid toaster”). Consumers can also browse through our product catalog by clicking on one of our 18 top-level product and service categories and following through to one or more of our more than 300 specific subcategories. Examples of our categories and subcategories are as follows:

Top-Level Categories	Subcategories	Top-Level Categories	Subcategories
Clothing and Accessories	Women’s, Men’s, Shoes	Kids and Family	Car Seats, Strollers, Toys

Computers and Software	Laptops, PDAs, Printers	Movies	Action and Adventure, Drama, Comedy

Electronics	Digital Cameras, Audio, Video	Music	New Releases, Jazz, Pop & Rock

Gifts	Flowers and Plants, Wine	Office	Copiers, Fax Machines, Supplies

Health and Beauty	Fragrances, Nutrition, Shavers	Sports and Outdoors	Cycling, Personal Fitness, Golf

Home and Garden	Appliances, Furniture, Kitchen	Travel	Car Rentals, Hotels, Luggage

Jewelry and Watches	Necklaces, Rings, Watches	Video Games	Consoles, PS2 Games, Xbox Games

Narrowing product choices.    Consumers use our website to narrow product choices by the specific criteria that match their needs. Consumers can narrowing their product search by price range, brand and various category-specific attributes such as comparing strollers by weight, digital cameras by megapixel resolution, or video games by platform.

Comparing products.    Once consumers have narrowed the set of products they are considering, they can compare them in a side-by-side format on the basis of relevant criteria. Evaluation criteria might include product specifications, reviews, price and image. Consumers can generate customized side-by-side comparisons by selecting two or more products and clicking the “Compare Products” button.

Product reviews.    Consumers can access our more than 1.8 million product reviews written and rated by members of our Epinions community. Reviews include an overall rating (on a 5-star scale) as well as category-specific ratings (e.g., comparing televisions by picture quality, comparing vacuum cleaners by durability). Reviews are typically more than 250 words in length and include product pros and cons, date written, and background information on the review’s author. Members of the Epinions community, rather than our employees, write and rate all reviews based on their helpfulness to shoppers. Our sorting algorithm displays highly-rated reviews more prominently, making them more likely to be read by consumers.

Epinions community.    The Epinions community is comprised of consumers who have chosen to become members of our www.epinions.com website and share their shopping experiences in the form of product and store reviews. Many community members receive nominal payments for writing and rating, and membership is open to all users of Epinions.

Comparing prices and stores.    Once consumers select products, they can compare prices and stores through our website’s Store Finder, which displays columns of information such as store rating, availability and price. Consumers can receive personalized information about tax and shipping charges by entering their zip codes. Once consumers select a specific product and store, they can click on a “Buy It” link, which takes them directly to the relevant merchant’s product page, where they can complete the purchase.

The listing order of relevant merchant offers in our Store Finder is determined by a combination of the lead referral fee paid to us, product price and store rating. The first three merchant listings are ordered solely by lead referral fee paid to us. All subsequent listings are ordered by a combination of lowest product price and trustworthiness of store, irrespective of the lead referral fees paid to us by these merchants.

Trustworthiness of stores is determined by ratings submitted by consumers. We award the distinction of “Trusted Store” to those merchants that possess outstanding store ratings, excellence in customer service, and consumer-friendly policies and practices. Trusted Stores receive preference in listing order, and the Trusted Store with the lowest product price earns an additional designation, “Smart Buy.” In addition, to expand the store options for consumers, we provide a “Featured Resources” section on our service where consumers can click through to links provided by Google, Overture and eBay, our listings providers.

Detailed store ratings.    To assist in store selection and gauge trustworthiness of stores, we provide shoppers with access to our detailed consumer-generated store ratings. Stores are rated on overall satisfaction, on-time delivery and customer service levels. Each store rating also includes a description of that reviewer’s shopping experience with the merchant and indicates whether or not the reviewer would buy from the store again.

Cash back program.    Consumers may choose to participate in our cash back program, which we launched in September 2004, under which we will pay them a percentage of the purchase price of products they buy from participating merchants on our site. The cash back amounts vary by merchant and by product, and generally range from 1% to 3% of the purchase price. We send checks on a quarterly basis to participating consumers with more than $5 in their cash back accounts.

Merchant Offering

Our technologies for merchant enrollment, product submission, pricing and results tracking, coupled with our customer service program, make it easy for merchants to advertise their products on Shopping.com.

Joining our service.    Merchants can join our service through automated online enrollment or through our direct sales force. Merchants provide us with their company name and URL, primary contact information and a refundable credit card deposit. Merchants who have questions during the process can access live help for personal service through online chat or email. The commitment for merchants is minimal, because there is little upfront cost and they can cancel at any time.

Submitting product listings.    Merchants can easily integrate their product listings onto our service. They can either provide us with their own product listing feed or pay us to build a customized crawler that can extract product listings directly from their website. We charge merchants $300 to create a custom crawler, and $20 per month to update their product listings automatically on a daily basis.

Managing payment.    Merchants who meet our credit criteria are offered standard credit terms. Other merchants pay us deposits through credit cards or by check. Payment for each lead referral is deducted from their deposits until the account reaches a zero balance, at which point their product listings are automatically removed from our service until another deposit is made.

Managing cost-per-lead referral.    We determine minimum prices per lead referral by category and subcategory. These minimums currently range from $0.05 to $1.00 per lead referral. Merchants may choose to increase the amount they are willing to pay, which may heighten the prominence of their listings on our service. We allow merchants to set the maximum cost-per-lead referral that they are willing to pay in a subcategory, yet they pay either the subcategory minimum lead referral amount, or no more than $0.01 over the bid of the next highest merchant in that subcategory, depending on the pricing model implemented in that subcategory. At any time, merchants can change their cost-per-lead referral on our Merchant Account Center, with changes taking effect within minutes.

Tracking leads and sales.    Merchants can use our free software tools to measure and optimize their marketing expenditures on our service. They can monitor lead referrals per day, view their billing history, change their cost-per-lead referral and make other adjustments to their account. Our ROI Tracker helps merchants determine which leads are most profitable to improve their return on their marketing expenditures. Merchants can also use our free survey tool to collect feedback from consumers who purchase on their websites.

Customer service.    When merchants sign up for our service, they are contacted via email or telephone by our merchant support team. For larger merchants, our merchant services team provides ongoing personalized service to assist them with integration into our service and to help them manage the effectiveness of their marketing expenditures.

Sales and Marketing

We focus our marketing efforts on acquiring and retaining consumers, while we focus our sales efforts on acquiring and retaining merchants. These efforts are interdependent, because attracting more consumers increases our appeal to merchants, and attracting more merchants increases our appeal to consumers.

Consumer Marketing

Advertising and public relations.    We purchase performance-based advertising from search engines and other websites to expose our brand to consumers who are researching purchases. This advertising principally consists of keyword-based purchases, generally pursuant to contracts that we may terminate on 30 days’ notice. We continually monitor our campaigns and adjust them to achieve better results. In addition, we engage in public relations outreach that highlights the convenience and savings shoppers can achieve by using our service. On occasion, we have supplemented these efforts with selective offline advertising, primarily in television and radio media.

Distribution.    We enter into distribution agreements with companies that wish to feature some of our comparison shopping content on their websites. Examples include co-brand relationships (portals and content sites such as Earthlink and PC Magazine, for which we build and host partner-branded shopping sites), application programming interface, or API, companies (e.g., AT&T and AOL’s Compuserve and Netscape websites, to which we deliver comparison shopping content for integration into its sites), and other companies (smaller websites that are seeking to monetize their traffic, to which we offer self-service integration of our content). We either pay these companies a cost-per-click fee, or share the revenues we charge our merchants when consumers link from these distribution partner website to a merchant website.

Retention.    We aim to retain consumers who visit our service by providing: easy and effective search and navigation tools; broad product selection and merchant coverage; accurate, current and detailed product, price and store information; comprehensive and trusted user ratings and reviews; and easy-to-use product and merchant comparison tools.

Merchant Sales

Merchant enrollment.    Large merchant customers are contacted and enrolled by our direct sales force. Smaller merchant customers learn of our service through our consumer-oriented marketing efforts, trade-oriented public relations and attendance at industry trade shows, and enroll though our self-service interface. We also work with advertising agencies and merchant recruiters to add merchants.

Listings providers.    We provide supplemental shopping information to consumers through additional merchant listings provided by Google, Overture and eBay in the “Featured Resources” section on our service. Under our agreements with Google, we display listings from its advertisers on our service. When consumers click through on these listings, they are sent directly to the relevant Google advertiser. Google pays us for these lead referrals based on a share of its charges to its advertisers. Google accounted for 38% of our revenues in 2003 and 42% of our revenues in 2004. eBay pays us a fee each time we send a lead referral to their website. These listings provide consumers with supplemental merchant links, particularly in categories where we do not have a large number of participating merchants.

Unpaid listings.    We also include on our service merchants that do not compensate us for listing their products. We provide these free listings principally to enhance the consumer experience in those categories where we have insufficient coverage from other sources.

Technology

We have devoted more than six years to developing proprietary software specifically designed for comparison shopping. We believe that the quality of our technology gives us an advantage over our competitors and we intend to continue developing this proprietary software. As of December 31, 2004, 202 of our 310 employees were engaged in research and development. Our research and development expenses were $4.6 million, $7.1 million and $10.7 million in 2002, 2003 and 2004, respectively.

Our technology has five distinct tiers of software—content acquisition, content normalization, search and presentation, client service interface and internal business metrics.

Content acquisition.    Our software gathers detailed, up-to-date information on millions of product offerings from thousands of merchants. The key processes in this content acquisition tier are: self-service feed uploading (a web-based system that merchants use to provide product offers they wish to make available on our service); automated site scraping (scripts that enable us to extract data directly from merchant websites); product image, specification and attribute mining (processes for recording detailed product information relevant to each product category); and consumer review generation and quality control (a self-managing community that writes and rates reviews).

Content normalization.    Our algorithms transform unstructured data acquired from multiple sources into structured information organized into our product catalog, which is one of our core assets. The key processes in this content normalization tier are: category mapping (classifying product data from different merchants into the category structure that we use in our catalog); product mapping (associating discrete offers from different merchants, including price, shipping cost and availability, with specific product names); and attribute mapping (connecting product images, specifications and other attributes, and consumer reviews to specific products).

Search and presentation.    Our search and presentation software enables consumers to find items in our product catalog using keywords and feature-based browsing, and to compare prices, specifications and reviews.

We attempt to minimize the number of clicks needed for consumers to access relevant shopping information by using business logic algorithms. These algorithms include: attribute-based search (enabling users to narrow down products by product characteristics); synonyms and spellchecking (allowing us to display relevant product offers in response to alternative words or spellings); skipping (using popularity data to direct a consumer to a specific product or category page, bypassing the winnowing process); and sorter confidence (ranking results based on algorithmic-based determination of their relevance). To maximize search speed, we have configured a farm of servers, queried in parallel, which can be extended to accommodate a higher volume of shopping requests.

Client service interface.    Our proprietary client service interface software facilitates our communications with our merchant customers and our distribution partners. For merchants, our Merchant Account Center and ROI Tracker enable self-enrollment, prominence management, revenue and cost tracking and payment. Our Shopping.com API and Partner Resource Center are specifically designed to enable companies with which we have distribution agreements to integrate our content onto their websites, track their revenues and optimize their results.

Internal business metrics.    We have developed proprietary data warehouse software for capturing and reporting our business metrics along many dimensions. For example, we collect data on consumer visits to our websites and outgoing lead referrals to our merchant customers, by traffic source and category destination, as well as our associated revenues and acquisition costs.

We have designed our technologies to accommodate planned growth in number of consumer visits and product offers, with little additional effort other than adding servers and other hardware. We have configured our technology infrastructure to minimize downtime in the event of any failure. We have employed industry-standard distributed architecture, incorporating separate, redundant server farms for each of the technology tiers in our system. Our primary server farm operates from a hosting services site in lower Manhattan in New York, and our Epinions website is operated from a second server farm in San Jose, California. Our server farms are provisioned with Intel-based hardware, typically mid-level servers incorporating Pentium 4 Xeon processors, with the exception of our database servers, which incorporate Sun Microsystems hardware. Networking and load balancing requirements are provisioned mostly using Cisco Systems hardware.

Competition

The business of providing comparison shopping services is highly competitive. We compete for both consumer and merchant users of our service. These efforts are interdependent, because attracting more consumers increases our appeal to merchants, and attracting more merchants increases our appeal to consumers.

We compete for consumers on the bases of brand recognition, coverage of products and merchants, quality of information and ease of use. We compete for merchants on the bases of the quantity of lead referrals, the likelihood that those lead referrals will convert into purchases, our ability to help merchants measure the results of their advertising on our service, and our ability to help them optimize their marketing expenditures on our service. Any service that helps consumers find, compare or buy products and services is a competitor to us.

Our most direct competition comes from several companies that focus exclusively on providing comparison shopping services. In this group, our principal competitors are Shopzilla, mySimon, NexTag and PriceGrabber in the United States, and Kelkoo in Europe (which was acquired by Yahoo! in 2004). We believe that many of these companies have specific competitive advantages over us. For example, Shopzilla specializes in merchant reviews and PriceGrabber specializes in computers and consumer electronics categories. However, we believe our large volume of consumers and merchants, breadth of product and service offerings, high-quality consumer-generated reviews, and organized and structured shopping experience provide us with competitive advantages over these companies.

We also face competition from search engines and portals, which serve as origination websites for consumers to find products. They have large volumes of visitors, consumers and merchants, established brand recognition, loyal users, and significant personnel and financial resources at their disposal. We rely on search engines for a substantial portion of the consumers visiting our websites. Yahoo! provides a service similar to ours and Google operates a search engine for finding products for sale online called “Froogle.” We believe our exclusive focus on comparison shopping provides us with competitive advantages over these companies. However, Google could decide in the future that it prefers not to do business with us due to the competitive nature of Froogle and Shopping.com.

We also face indirect competition from online retailers. Typically, online retailers serve as destination websites from which consumers directly buy products, but have limited comparison shopping functionality. However, they are skilled at building customer loyalty and generating repeat business. Consumers may bypass our service in favor of going straight to retailer websites. This risk is compounded because several of these online retailers, such as Amazon.com and eBay, are also our customers. We believe that the comprehensiveness of our service, and its focus on the comparison of products, prices and stores, provides us with competitive advantages over these companies.

Intellectual Property

Protecting our proprietary rights, such as our brand and our proprietary technologies, is critical to building consumer loyalty and attracting and retaining merchant customers. We seek to protect our proprietary rights through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and generally control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain and use our intellectual property, and we cannot be certain that the steps we have taken will prevent misappropriation or confusion among consumers and merchants. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We currently have several registered and unregistered trademarks and service marks in the United States and other countries, and no patents. We have filed patent applications in the United States, and applications to register our other trademarks and service marks in the United States and internationally, including the name Shopping.com. There is no assurance that our patent and trademark applications will result in the issuance of any valid patents or additional registered trademarks.

In addition to our registered trademarks and service marks, we currently own a number of Internet domain names, including shopping.com, epinions.com and dealtime.com. We are aware that domain names similar to shopping.com have been registered in the United States and elsewhere and that in some countries the top level domain name “shopping” is owned by other parties. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. As a result, we might not be able to acquire or maintain our domain name in all of the countries in which our service may be accessed. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

Employees

As of December 31, 2004, we had 310 employees, of whom approximately 200 were full-time and approximately 110 were part-time. We believe our relations with employees are good.

Available Information

We are required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Investors may read and copy any document that we file, including this

Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We make available free of charge on or through our website (www.shopping.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

ITEM 2.	PROPERTIES

We maintain research and development facilities in approximately 12,000 square feet of space at 1 Zoran Street, Netanya, Israel, under a lease that expires on May 31, 2005. We have an option to extend this lease through May 2007. Our U.S. subsidiary, Shopping.com (California), Inc., maintains offices in approximately 37,000 square feet of space at 8000 Marina Boulevard in Brisbane, California under two leases, one that expires in April 2007 and one that expires on December 31, 2009. We have options to extend the lease expiring in April 2007 through December 31, 2009, and the lease expiring December 31, 2009 through December 14, 2014. Our subsidiary in the United Kingdom maintains its offices at Centro 3, Mandela Street in London, England under a lease that expires on December 13, 2014. We have an option to terminate this lease on December 13, 2009. In addition, we have a lease in the United Kingdom that we recently vacated at Greater London House, Hampstead Road in London, England under a lease that expires on October 24, 2007. In accordance with this lease, we have exercised our option to terminate the lease early effective October 24, 2005. We believe that our facilities are sufficient to meet our needs for the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

On January 19, 2005, a group of former holders of shares of Epinions, Inc. common stock filed a lawsuit in Superior Court of the State of California, County of San Francisco, against Nirav Tolia, our former Chief Operating Officer, a former member of our board of directors, certain members of our board of directors who formerly were members of the Epinions board of directors, certain former holders of Epinions preferred stock, some of which are our significant shareholders and us. Among other things, plaintiffs claim that they were damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duties in connection with our April 2003 acquisition of Epinions. The acquisition was consummated following a fairness hearing before the California Department of Corporations and approval by substantial majorities of the Epinions preferred and common stock. As a result of the acquisition, holders of Epinions preferred stock received shares of our preferred stock and certain Epinions employees that we hired received options to purchase our ordinary shares. The Epinions common stock was cancelled without consideration as part of the acquisition. The plaintiffs are seeking rescission of the acquisition or, in the alternative, to be paid damages. The plaintiffs are also seeking to recover punitive damages and to impose a constructive trust on misappropriated property, among other remedies. We believe that the allegations of this lawsuit are without merit and we intend to defend vigorously against this matter.

Also, we are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held an Extraordinary General Meeting of Shareholders on January 28, 2005. The only matter voted upon at the meeting was the election of two Class III external directors to serve until the 2007 Annual General Meeting of Shareholders. At the meeting, Alex W. “Pete” Hart and Elizabeth Cross were elected as Class III external directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
Alex W. “Pete” Hart	20,640,063	—	—	38,241	—
Elizabeth Cross	20,639,568	—	—	38,736	—

Our board of directors consists of nine members and is divided into three classes, with each class consisting of two or more members and each class serving staggered three-year terms The term of the Class I directors, who are currently Michael Eisenberg, John Johnston and Reinhard Liedl will expire at the 2005 Annual General Meeting of Shareholders. The term of the Class II directors, who are currently Daniel Ciporin and J. William Gurley, will expire at the 2006 Annual General Meeting of Shareholders. The term of Class III directors, who are currently Elizabeth Cross, Alex W. “Pete” Hart, Ann Mather and Lorrie Norrington will expire at the 2007 Annual General Meeting of Shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information for Ordinary Shares

Our ordinary shares are traded on the Nasdaq National Market under the symbol “SHOP.” The following table sets forth the high and low sales price per share of our ordinary shares, for the period indicated.

	High	Low
Fiscal year ended December 31, 2004
Fourth Quarter*	$35.62	$22.92

*	Our ordinary shares began publicly trading on October 26, 2004, the date of our initial public offering.

The closing sale price of our ordinary shares on the Nasdaq National Market was $16.35 on March 1, 2005.

Shareholders

On March 1, 2005, there were 212 holders of record of our ordinary shares. However, because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never paid a cash dividend on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. Under Israeli law a company may distribute a cash dividend only to the extent of the greater of retained earnings, or earnings over the two most recent fiscal years, provided that the company reasonably believes that the dividend will not render it unable to meet its current or foreseeable obligations when due.

Recent Sales of Unregistered Ordinary Shares

From September 30, 2004 through December 31, 2004, we issued an aggregate of 44,287 ordinary shares to certain of our employees and former employees upon exercise of stock options granted under our 2003 Omnibus Stock Option and Restricted Stock Incentive Plan, with exercise prices ranging from $1.00 to $6.00. We realized $163,213 of gross proceeds in connection with the issuance of these ordinary shares. The sales of these ordinary shares were determined to be exempt from registration under the Securities Act as determined in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

After filing the initial Form S-1 registration statement for our initial public offering, the conversion ratios of our Series D and Series E Shares were changed. The largest holder of Series D preferred shares and the principal holder of Series E preferred shares offered to release us from our agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, we agreed to modify the conversion ratios of the Series D and Series E preferred shares to cause the issuance of more ordinary shares to all holders of those series of preferred shares upon their automatic conversion during the offering at prices below $16.00 per share. The amendment was implemented on June 10, 2004 with the approval of our board of directors and shareholders. This amendment may constitute an offer and sale of securities involving a new investment decision by the holders of Series D and Series E preferred shares. If so, the offer and sale was not made pursuant to a registration statement under the Securities Act, and was not registered and qualified under any state securities law. As a result, the holders of Series D and Series E preferred shares at the time of the amendment may have rights to bring claims against us for rescission or damages. The Company believes that the amendment did not involve a new offer and sale of securities because it did not involve a new investment decision by the holders of the Series D and Series E preferred shares and because there was no substantial change in the nature of those securities. We believe that the amendment did not involve a new offer and sale of securities involving a new investment decision by holders of the Series D and Series E preferred shares, and therefore it was a transaction not involving any public offering and therefore exempt from registration under Section 4(2) of the Securities Act.

On October 25, 2004, our registration statement on Form S-1 was declared effective for our initial public offering, pursuant to which 5,060,084 were sold by us and 1,811,076 were sold by certain of our shareholders at an initial public offering price of $18.00 per share. On October 28, 2004, the underwriters of the offering exercised their option to purchase an additional 1,030,674 ordinary shares at the same offering price of $18.00 per share. As of March 1, 2005, we have not utilized any of the net proceeds from the offering. We intend to use the net proceeds for working capital purposes and general corporate requirements. The amounts that we actually expend for working capital and other general corporate purposes may vary significantly depending on many factors. We may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, products and technologies. We have not allocated specific amounts of net proceeds for any of these purposes. We have no current agreements, commitments or ongoing negotiations for acquisitions of any businesses, products or technologies. Pending these uses, we have invested the funds in money market, money market equivalent and other investment-grade securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2004, concerning securities authorized for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,611,640	$4.12254	3,438,165	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,611,640	$4.12254	3,438,165

(1)	Of these, 3,138,165 shares remained available for grant under the 2004 Equity Incentive Plan and 300,000 shares remained available for grant under the 2004 Employee Stock Purchase Plan. All of the shares available for grant under the 2004 Equity Incentive Plan may be issued in the form of stock options, restricted stock grants, stock appreciation rights, restricted stock units or stock bonuses. Under the terms of our 2004 Equity Incentive Plan, the number of shares reserved for issuance under such plan will increase automatically on January 1 of each year starting in 2006 by the lesser of an amount determined by the board of directors or the compensation committee or 4% of the total outstanding shares of the company as of the immediately preceding December 31. Under the terms of our 2004 Employee Stock Purchase Plan, on January 1 of each year beginning in 2006, the number of shares reserved for issuance under such plan will increase automatically by the lesser of: (a) 750,000 shares and (b) 1% of the total number of outstanding shares of the company as of December 31 of the prior year; provided, that our board of directors or its compensation committee may in its sole discretion reduce the amount of the increase in any particular year. In addition, such increase shall be subject to adjustments effected by the board of directors in connection with capital changes of the company.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables summarize the consolidated financial data for our business. You should read these tables along with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this report.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$6,646	$12,698	$29,055	$67,039	$98,950
Operating expenses:
Cost of revenues	3,826	6,372	3,685	3,331	4,893
Research and development	9,972	11,098	4,636	7,145	10,658
Sales and marketing	41,222	16,188	17,329	37,304	50,398
General and administrative	12,204	10,137	8,126	8,805	13,844
Stock-based compensation	—	114	13	2,495	6,205
Amortization of goodwill and other purchased intangible assets	16,026	42,336	—	500	705
Restructuring and other charges	—	9,517	—	1,019	612
Gain on sale of a consolidated subsidiary	—	(8,990)	—	—	—

Total operating expenses	83,250	86,772	33,789	60,599	87,315

(Loss) income from operations	(76,604)	(74,074)	(4,734)	6,440	11,635
Interest and other income (expense), net	3,241	730	(348)	640	778

(Loss) income before income taxes and minority interests	(73,363)	(73,344)	(5,082)	7,080	12,413
Provision for income taxes	—	—	—	(158)	(249)
Minority interest in losses of consolidated subsidiaries	2,712	490	—	—	—

Net (loss) income	(70,651)	(72,854)	(5,082)	6,922	12,164
Preferred share deemed dividend (1)	—	—	—	—	(17,700)

Net (loss) income attributable to ordinary shareholders	$(70,651)	$(72,854)	$(5,082)	$6,922	$(5,536)

Basic net (loss) income per share	$(47.80)	$(18.50)	$(1.23)	$0.38	$(0.70)
Diluted net (loss) income per share	$(47.80)	$(18.50)	$(1.23)	$0.36	$(0.70)
Weighted average ordinary shares used in computing basic net (loss) income per share (2)	1,478	3,939	4,124	4,375	7,939
Weighted average ordinary shares used in computing diluted net (loss) income per share	1,478	3,939	4,124	19,463	7,939

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,317	$6,123	$2,579	$25,699	$59,201
Marketable securities	—	—	—	—	82,088
Working capital	36,036	4,650	3,512	23,967	140,001
Total assets	100,432	16,877	14,405	61,606	184,048
Total long-term obligations, less current portion	60,160	433	479	565	427
Total shareholders’ equity	1,424	8,698	6,865	46,852	164,475

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Statement of Cash Flows Data:
Capital expenditures	$(5,145)	$(183)	$(2,118)	$(2,102)	$(5,505)
Cash flows from (used in) operating activities	$(51,502)	$(51,236)	$(1,569)	$15,073	$21,505
Cash flows from (used in) investing activities	$(2,496)	$(350)	$(1,806)	$7,727	$(87,721)
Cash flows from (used in) financing activities	$96,501	$3,071	$(184)	$71	$99,273
Other Financial Data (unaudited):
Adjusted EBITDA (3)	$(59,173)	$(12,301)	$(2,325)	$12,764	$21,960

(1)	In June 2004 we amended our articles of association to increase the conversion ratios of certain classes of our preferred shares and recorded a non-cash deemed dividend of $10.5 million, representing the estimated value of the modification of the conversion ratios as of the date of the shareholder approval. We recorded an additional amount of deemed dividend upon our initial public offering in October 2004 of $7.2 million, in connection with the conversion of preferred shares to ordinary shares. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Notes 16 and 17 of our notes to consolidated financial statements for a description of the preferred share conversion ratios and the calculation of our deemed dividend.

(2)	We compute basic net income per share using the two-class method as prescribed by EITF 03-6. Under the two-class method, we allocate net income to our ordinary shares and our participating preferred shares as if all of the income for the period had been distributed. The total income allocated to ordinary shares is then divided by the weighted average number of ordinary shares outstanding for the period to determine basic net income per share. For a detailed computation of our net (loss) income per share, please refer to Note 2 of our notes to consolidated financial statements included in this report.

(3)	See our discussion of Adjusted EBITDA as a non-GAAP financial measure immediately following these footnotes.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

We define Adjusted EBITDA as net (loss) income plus interest expense, provision for income taxes, depreciation, amortization of goodwill and other purchased intangibles, stock-based compensation, and restructuring and other charges, and less interest and other income (expense), net. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to—not a substitute for—our results of operations presented on the basis of accounting principles generally accepted in the United States. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by accounting principles generally accepted in the United States. Our statement of cash flows presents our cash flow activity in accordance with accounting principles generally accepted in the United States. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

•	EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	investors commonly use adjusted EBITDA information to eliminate the effect of restructuring and stock-based compensation expenses, which vary widely from company to company and impair comparability.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and

•	in communications with the board of directors, shareholders, analysts and investors concerning our financial performance.

A reconciliation of Adjusted EBITDA to net (loss) income attributable to ordinary shareholders, the most directly comparable GAAP measure, for each of the fiscal periods indicated is as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Net (loss) income attributable to ordinary shareholders	$(5,082)	$6,922	$(5,536)
Deemed dividends	—	—	17,700
Interest expense	386	32	18
Interest and other (income) expense, net	(38)	(672)	(796)
Provision for income taxes	—	158	249
Depreciation and amortization	2,396	2,310	2,803
Amortization of goodwill and other purchased intangibles	—	500	705
Restructuring and other charges	—	1,019	612
Stock-based compensation	13	2,495	6,205

Adjusted EBITDA	$(2,325)	$12,764	$21,960

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements regarding:

•	future results of operations, including statements regarding revenue mix, cost of revenues, investment in research and development activities, promotion of our service through performance-based advertising and other programs, changes to our disclosure controls and internal control over financial reporting, trends in our operating expenses and provision for income taxes, increased costs associated with being a public company, and stock-based compensation expenses;

•	business strategies, including any expansion into new products, categories or countries, and investments to enhance our technology and the content presented on our service;

•	financing plans, including the adequacy of financial resources to meet future needs;

•	industry environment, including our relationships with our significant customers;

•	exposure to potential liabilities resulting from claims against us, fines or penalties;

•	the anticipated impact on our business and financial results of recent and future acquisitions;

•	potential growth opportunities;

•	the effects of competition and seasonality; and

•	possible or assumed tax status or treatment in any jurisdiction in which we operate.

We frequently identify our forward-looking statements by using of words such as “may,” “will,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates.”

Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption “Risks That Could Affect Future Results” and elsewhere in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise any forward-looking statements after the date of this report.

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

Merchants use our online Merchant Account Center to indicate the prices they are willing to pay for each lead referral delivered from our service to their websites. We maintain minimum prices per lead referral for each product category. To increase the prominence of their listings on our service, merchants may increase the prices they are willing to pay for lead referrals; they can manage this usage on an ongoing basis. In each of the prior three years, less than 5% of our revenues were contingent upon whether the consumer ultimately purchased a product from the merchant.

To understand our revenue trends, we monitor total lead referrals to merchants and other listings providers, and the average revenue per lead referral. The volume of our lead referrals and the average revenue per lead referral are influenced by factors such as seasonality and category mix. A large portion of our lead referral revenues is derived under agreements with one of our listings providers, Google, Inc. We display listings from Google advertisers on our service, and Google pays us when our consumers click through these listings to the Google advertisers’ websites. We derived approximately 38% and 42% of our revenues from these agreements, in 2003 and 2004, respectively. Our revenues under these agreements generally depend on the amount that Google charges its advertisers for the lead referrals.

Because Internet commerce is a relatively new and rapidly evolving industry, we occasionally adjust our pricing model in an attempt to improve the customer experience. For example, in April 2004, we modified the pricing model for lead referrals for many of our product categories and the system for prioritizing the display of merchant listings on our service. Under this new model, the first three relevant merchant listings are selected for display solely based on the amount of lead referral fees we are paid. All remaining relevant merchant listings are ordered based on a combination of product price and store reputation, with the first of these merchant listings designated a “Smart Buy.” The lead referral fees that merchants are willing to pay us for these remaining merchant listings do not affect the order of presentation on our service. For the first four merchant listings displayed, we charge the lead referral fee that each merchant has indicated it is willing to pay us. For the remaining merchant listings displayed, we charge the minimum category listing fee, without regard to the listing fee the merchants may be willing to pay. Before this change, we prioritized merchant listings in all product categories according to a variety of factors, principally the amount paid to us, and charged each merchant the amount that merchant had indicated it was willing to pay us for its listing, regardless of the placement of the merchant’s listing on our service. We still apply this method to those product categories not affected by the new pricing model. While we believe that this change, and other changes we make from time to time, will be beneficial for our business, we cannot be certain what effect, if any, they actually will have for our results in any future period.

We also generate revenues from banner and sponsorship advertising on our websites. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our webpages. These revenues are derived principally from short-term advertising contracts in which we agree to provide a specified number of impressions over a specified period of time. An impression occurs each time an advertisement is displayed on one of our webpages. We recognize these revenues in the period when the impressions are delivered. Banner and sponsorship advertising revenues comprised 6.7% and 7.2% of total revenues in 2003 and 2004, respectively. We believe that these revenues will continue to comprise less than 10% of our total revenues.

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

Historically, a substantial majority of our revenues has been derived in the United States. In December 1999, we launched a United Kingdom website to extend our comparison shopping service to consumers and merchants in the U.K. We plan to launch additional websites in Europe, including France in the first half of 2005 and Germany in the second half of 2005.

Our principal operating expenses have consisted of personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees. These expenses are categorized in our statement of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers and merchants to our service. The largest component of these expenses is comprised of online performance-based advertising designed to increase the number of consumers who visit our websites. A significant number of our consumers have been referred through keyword purchases from a small number of sources, including Google. We also have utilized traditional advertising, including a television campaign in the fourth quarter of 2003 to promote our Shopping.com brand, and may conduct similar campaigns from time to time in the future.

Beginning in the fourth quarter of 2004, we began incurring additional general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of establishing an investor relations function, and higher insurance premiums.

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

Our functional currency is the U.S. Dollar. However, a significant portion of the costs associated with our Israeli operations is incurred in New Israeli Shekels. The functional currency of our U.K. subsidiary is the British Pound. The results of our operations are subject to fluctuations in exchange rates, which are influenced by inflation and interest rate fluctuations. The foreign currency exchange rate effects during 2003 and 2004 were not significant to our results of operations, but there may be significant in the future as we expand globally. We are not presently engaged in any transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations, such as hedging transactions.

In May 2004 our board of directors adopted, and in June 2004 our shareholders approved, an amendment to our articles of association to change the conversion ratios of certain classes of our preferred shares. In October 2004, upon closing of our initial public offering, all outstanding preferred shares were automatically converted into 16,857,911 ordinary shares. The modification of the conversion ratios represented by this amendment were treated as an induced conversion of the preferred shares and, as a result, we recorded a deemed dividend in accordance with EITF Topic D-42. The amount of the deemed dividend is calculated as the excess of the fair value of the ordinary shares that were issued upon conversion of the preferred shares over the fair value of the ordinary shares that would have been issued pursuant to the original conversion terms. The fair value of the ordinary shares was determined as of the date of issuance, based on our actual initial public offering price of $18.00 per share. We recorded $10.5 million of this deemed dividend in June 2004 and recorded the remaining $7.2 million during the fourth quarter of 2004. This deemed dividend is a non-cash item that is subtracted from net income to arrive at net income (loss) available to ordinary shareholders in the calculation of earnings per share.

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

Revenue recognition.    We generate revenues primarily from lead referral fees and banner and sponsorship advertising. Merchants and other listings providers pay us lead referral fees for consumer click-throughs to merchant websites from our service. We recognize lead referral revenue in the period when the consumer clicks through to the merchant website, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our websites. We recognize these revenues in the period when the impressions are delivered, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, we have no significant remaining obligations, and collection is reasonably assured. Determining the collectibility of payments requires judgment on our part and includes performing initial and ongoing credit evaluations of our customers. We require customers with insufficient or poor credit histories to provide us with payment in advance of delivery of services to mitigate collection risk.

Allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. Our judgment is required to determine whether an increase or reversal of the allowance is warranted. We will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. We will record a reversal of the allowance if there is a significant improvement in collection rates. Historically, our allowance has been adequate to cover our actual losses from uncollectible accounts.

Intangible assets.    We have recorded goodwill and other intangible assets in connection with our business acquisitions. We exercise judgment in the assessment of the related useful lives, the fair values and the recoverability of these assets. Fair value is determined in part based on cash flow forecasts and discount rate estimates. Substantially all intangible assets, other than goodwill, are amortized over two years, the period of expected benefit. We periodically reassess the valuation of our intangible assets to conform to changes in our estimates of future performance. We consider existing and anticipated competitive and economic conditions in these assessments. We review goodwill for impairment at least annually. Cash flow forecasts used in the evaluation of goodwill and other intangible assets are based on trends of historical performance and our estimate of future performance. We did not record goodwill or other intangible asset impairment charges during 2002, 2003 and 2004. In connection with our 2001 restructuring activities, we recorded an impairment of the remaining value of our intangible assets.

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

Stock-based compensation.    In accounting for stock options issued to our employees, we have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. As a result, we record compensation expense for stock options granted to our employees based on the difference between the exercise price of the stock option and the fair market value of the underlying shares on the date of grant, provided that the number of shares eligible for issuance under the options and the vesting period are fixed. Prior to the Company’s initial public offering, we determined the fair value of our ordinary shares based on internal and external valuation analyses that required the use of our judgment and assumptions. Subsequent to our initial public offering, we will use public market information to determine the fair market value of the underlying shares on the date of grant, provided that the number of shares eligible for issuance under the options and the vesting period are fixed.

The fair value of the ordinary shares that underlie our stock options granted was originally established by our board of directors based on periodic valuation reports received from an unrelated valuation specialist and other factors. For financial reporting purposes and through the date of our initial public offering in October 2004, we reassessed the valuations of the ordinary shares underlying the stock options granted to our employees beginning in August 2003. We recorded deferred stock compensation to the extent that the reassessed value of the underlying ordinary shares exceeds the exercise price of the stock options as of the grant date. This deferred stock compensation is amortized over the vesting period of the stock options and is included as a component of stock-based compensation.

One of the significant methods we used to determine the reassessed values for the ordinary shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies has increased significantly since January 2003 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since the acquisition of Epinions in April 2003. We also retained third party advisors to provide two contemporaneous valuation analyses in July and December 2003 and used this information to support our own valuation analyses. These reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, net income (loss) and net income (loss) per share would have been significantly different.

The following table shows the computation of deferred stock compensation amounts arising from stock options granted to employees:

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Stock options granted to employees	555,250	451,500	407,125	274,700	225,500	43,525
Weighted average exercise price per ordinary share	$1.00	$3.39	$6.00	$6.00	$7.00	$14.00
Weighted average reassessed value of underlying ordinary shares	$2.14	$8.72	$19.49	$15.00	$16.00	$18.00
Weighted average intrinsic value per ordinary share	$1.14	$5.33	$13.49	$9.00	$9.00	$4.00
Deferred stock compensation recorded	$0.6 million	$2.4 million	$5.5 million	$2.5 million	$4.1 million	$0.5 million

In Note 2 of the notes to our consolidated financial statements, we disclose our pro forma net income or loss and net income or loss per ordinary share as if we had expensed the fair value of the options. We base the calculation of such fair value on assumptions that are disclosed in that note.

Options to purchase approximately 110,000 ordinary shares that were granted to our employees are subject to variable accounting that will require us, in each period until those options are exercised, forfeited or expire, to incur a charge for compensation expense or a reversal of a charge, depending on the market value of our ordinary shares at the end of the reporting period.

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

Internal financial controls.    In connection with our 2003 audit, our independent registered public accounting firm brought to our attention specific facts regarding our system of internal control over financial reporting that in their view constituted reportable conditions. Reportable conditions are matters that in the judgment of the independent registered public accounting firm could adversely affect our ability to process, summarize and report financial data consistent with the assertions of management in our financial statements. The existence of these reportable conditions did not require any restatement of our financial statements and did not impair the independent registered public accounting firm’s ability to issue an unqualified opinion on our consolidated financial statements. These control deficiencies did not give rise to any significant deficiency or material weakness. Our independent auditor did not bring any reportable conditions to our attention in connection with our 2001 and 2002 audits and we have yet to receive our management letter comments for the 2004 fiscal year.

In order to correct these reportable conditions, we have taken the following steps:

•	Need to limit employee access to our revenue tracking system—we are enhancing our access controls surrounding the revenue tracking system and anticipate that this development will be completed by the end of 2005.

•	Need to retain certain electronic records—we have been implementing a system to maintain enhanced logs of electronic data that we believe resolves this issue and anticipate that this implementation will be completed by the end of 2005.

•	Need to automate more of our financial processes that are currently performed manually—we are continuing to identify the necessary system enhancements, particularly with regard to the systems involving our stock option records, and we anticipate that such system enhancements and increased automation will be completed in the first half of 2005.

•	Need to prepare timely reconciliations between our general ledger and certain subledgers—since the first quarter of 2004, we have performed timely reconciliations between our general ledger and subledgers, and ensured that copies of such reconciliations are reviewed and maintained.

Results of Operations

Overview

In 2004, we experienced another year of rapid growth in revenue and operating income. Paid lead referrals increased 45% to approximately 296 million in 2004 from approximately 204 million in 2003, with average revenue per paid lead reaching $0.309 in 2004. Europe grew to 15% of revenue in 2004 from 11% in 2003 and the number of SKUs more than doubled to 9.1 million in 2004, from 4.5 million in 2003.

In 2005, we are planning for further growth in both revenue and operating income, with higher average revenue per paid lead referral and our expansion into France and Germany. However, we also expect higher costs related to our expansion in Europe and our first year of operations as a public company. Growth in revenues and profitability depends on our ability to meet our product roadmaps and continue increasing traffic on our website. We expect to introduce a global platform that will allow merchants and consumers to interact regardless of the currency, enabling real time full cost comparisons in different European countries. We also plan to introduce new features to our websites to create additional customer loyalty along with the promotion of our brand.

We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service in France and Germany. We anticipate growing our operating expenses between 35% and 40%, in 2005. This growth will include headcount increases in research and development to support product innovation both domestically and internationally, international sales, marketing and business development for the launch of France and Germany and G&A associated with implementing our system of internal controls over financial reporting and defending against a lawsuit brought by former holders of Epinions common stock. In our international growth alone, we expect to spend between $8 million to $10 million in 2005.

Years Ended December 31, 2003 and 2004

Revenues.    Our revenues consist primarily of revenues from lead referrals; they also include banner and sponsorship advertising revenues and a small amount of other revenues. Total revenues were $67.0 million and $99.0 million for the years ended December 31, 2003 and 2004, respectively, including lead referral revenue of $62.0 million vs. $91.6 million in 2003 and 2004, respectively.

This increase reflects growth in the volume of lead referrals to merchants and other listings providers, which rose from 204 million in 2003 to 296.0 million in 2004, and average revenues per lead referral of $0.305 and $0.309, respectively. The increase in lead referral revenues was caused by a higher volume of lead referrals as a result of greater consumer usage of our services.

Banner and sponsorship advertising revenues increased from $5.0 million in 2003 to $7.4 million in 2004 due to an increase in the number of advertisements sold. We believe that banner and sponsorship advertising revenues will continue to represent less than 10% of our total revenues in the future.

Our revenues from U.K. operations were approximately $7.4 million, or 11% of revenues, in 2003 and $14.9 million, or 15% of revenues, in 2004. We plan to continue to invest significantly in our international operations, specifically in France and Germany over the next year.

Cost of revenues.    Cost of revenues consists primarily of hosting costs, which are co-location charges and support for our website equipment, bandwidth, depreciation and personnel expenses of the related employees. Cost of revenues also includes fees associated with serving and tracking advertising impressions on our websites. Cost of revenues was $3.3 million in 2003 and $4.9 million in 2004. The increase was due to an increase in the personnel required to support our service, including costs associated with our 2004 Performance Incentive Plan, and an increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues remained relatively flat year over year.

Research and development.    Research and development expenses consist of personnel and related expenses of research and development teams in Israel and the United States. They also include related supplies and equipment costs, including depreciation. Our research and development expenditures were $7.1 million in 2003 and $10.7 million in 2004. The increase in research and development expenditures resulted from the increase in personnel and related expenses as we build our international platform and costs associated with our 2004 Performance Incentive Plan. As a percentage of revenues, research and development expenses increased from 10.7% in 2003 to 10.8% in 2004. Because research and development is an important component of our strategy and we are expanding into France and Germany, we expect to continue to invest in these activities. As a result, we expect that research and development expenses in 2005 will be higher than in 2004.

Sales and marketing.    Sales and marketing expenses consist of the costs of our marketing programs and personnel and related costs for our sales and marketing teams. Our marketing efforts consist primarily of online performance-based advertising campaigns and distribution agreements under which we display our service on other parties’ websites. We depend on these efforts to attract consumers to our service. Our sales and marketing expenses were $37.3 million in 2003 and $50.4 million in 2004. Included in these expenses are advertising costs of $29.3 million and $40.5 million, respectively, principally reflecting increased visits to our service. Personnel and related expenses increased from $8.0 million in 2003 to $9.9 million in 2004, reflecting our increased sales force and higher commission expenses. As a percentage of revenues, sales and marketing expenses decreased from 55.6% in 2003 to 50.9% in 2004. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses in 2005 will be higher than in 2004, in absolute dollars.

General and administrative.    General and administrative expenses consist of general corporate costs, including personnel expenses of employees involved in finance, accounting, human resources and legal, rent, insurance, bad debts and depreciation. Our general and administrative expenses were $8.8 million in 2003 and $13.8 million in 2004. The increase in general and administrative expense primarily resulted from the increase in personnel and other expenses related to becoming a public company including costs associated with our 2004 Performance Incentive Plan. In addition, during 2004, we incurred approximately $0.6 million of professional fees relating to a threatened litigation involving former stockholders of Epinions and an investigation conducted by an independent committee of our board of directors. As a result, general and administrative expenses increased from 13.1% of revenues to 14.0%. We expect that general and administrative expenses will remain high, as we will incur the higher costs associated with being a public company (such as investor relations, higher insurance premiums and higher regulatory compliance costs), costs associated with implementing our system of internal controls over financial reporting and legal costs associated with defending against a lawsuit brought by former holders of Epinions common stock.

Stock-based compensation.    We recorded deferred stock compensation of approximately $7.6 million in 2004 for stock options we granted to our employees during 2004. We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in advance of our initial public offering in October 2004, we determined that the estimated value of the 2.8 million ordinary shares underlying the stock options granted to employees was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. In 2004, the amortization of this component of deferred stock compensation, including the amortization of the similar component that was recorded during 2003, was approximately $2.5 million.

In addition, we cancelled options to purchase 1,136,951 shares and issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares, which are the same as the vesting periods of the cancelled stock options. During 2004, we recorded $0.3 million of non-cash compensation expense relating to the vesting of these restricted shares.

In 2003, we recorded additional deferred stock compensation of $1.9 million as a result of the cancellation of stock options that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. In 2004, we expensed $2.3 million of this component of deferred stock compensation, which represented the vested portion of these stock options.

During 2004, we accelerated the vesting of 22,500 stock options that were issued to a former employee who passed away, extended the exercise period of 261 stock options that were issued to a former employee, and recorded stock based compensation of $350 based on the difference between the fair value of the underlying ordinary shares on the date of acceleration. In addition, we accelerated the vesting of stock options for two employees in 2004, resulting in a stock-based compensation charge of $500 based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using fair-value-based method and the recording of such expense in our consolidated statements of income. We are evaluating the requirement of SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share. See “Recent Accounting Pronouncements” for additional discussion of SFAS 123R.

Amortization.    As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name that are being amortized on a straight-line basis over their estimated useful lives of two years. During 2004, we recorded $0.7 million of amortization expense relating to these identified intangible assets, as compared to $0.5 million that we recorded in 2003. The increase from 2003 to 2004 is attributable to the timing of the Epinions acquisition, which was completed in April 2003. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges.    In September 2003, we relocated our headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was substantially completed during 2003. During 2004, we recorded a charge of $0.6 million, consisting of $0.1 million of severance costs and $0.5 million of relocation costs. Further details regarding the components of this expense can be found in Note 10 of the notes to the consolidated financial statements included in this report.

Interest and other income (expense), net.    Net interest income includes interest income on our cash accounts and finance expenses and fees. Net interest income increased from $0.7 million in 2003 to $0.8 million in 2004. The increase resulted from interest on our invested cash balances and the effect of exchange rates offset by the disposal of physical assets.

Provision for income taxes.    We recorded a nominal provision for income taxes in 2003 and 2004 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the next few years.

Deemed dividends.    In June 2004, our shareholders approved an amendment to our articles of association to change the conversion ratios of certain classes of our preferred shares. The modification of the conversion ratios represented by this amendment is treated as an induced conversion of the preferred shares and recorded as a deemed dividend in accordance with EITF Topic D-42. In June 2004, we recorded a $10.5 million deemed dividend in an amount equal to the estimated value of the modification of the conversion ratios as of the date of the shareholder approval. In October 2004, upon our initial public offering, we computed the value of the deemed dividend based on the excess of the fair value of the ordinary shares that were issued upon conversion of the preferred shares over the fair value of the ordinary shares that would have been issued pursuant to the original conversion terms. The fair value of the ordinary shares was based upon our initial public offering price of $18.00. We recorded an additional charge of $7.2 million, for a total deemed dividend charge in 2004 of $17.7 million. We do not foresee similar circumstances that would require us to record a non-cash deemed dividend in the future.

Net (loss) income attributable to ordinary shareholders.    We reported a net income attributable to ordinary shareholders of $6.9 million for 2003 as compared to net loss attributable to ordinary shareholders of $5.5 million for 2004. The net loss attributable to ordinary shareholders for 2004 resulted from the $17.7 million deemed dividend that we recorded in 2004, as discussed above. Since net (loss) income attributable to ordinary shareholders is used as the numerator in the computation of earnings per share, we reported a net loss per share for 2004 as compared to net income per share for 2003.

Years Ended December 31, 2002 and 2003

Revenues.    Our total revenues were $29.1 million in 2002 and $67.0 million in 2003, including revenues from lead referrals of $26.5 million and $62.0 million in 2002 and 2003, respectively. These increases reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 77 million in 2002 to 204 million in 2003, offset by revenues per lead referral of $0.34 in 2002 and $0.305 in 2003.

The increase in lead referral revenues from 2002 to 2003 was caused by a higher volume of lead referrals, offset in part by lower revenues per lead referral. Revenues per lead referral declined in 2003 as a result of growth in the number of lead referrals from categories that generated lower average revenues per lead referral, such as home and garden, jewelry and watches, and clothing and accessories. To a lesser extent, the decline in revenues per lead referral reflects our lowering of minimum prices for merchant listings in an effort to attract more merchants. Revenues per lead referral in 2003 includes a full year of our agreements with Google.

Banner and sponsorship advertising revenues increased from $2.0 million in 2002 to $5.0 million in 2003, but have decreased as a percentage of total revenues from 6.9% in 2002 to 6.7% in 2003.

Our revenues from international operations were approximately $2.6 million, or 8.8% of revenues, in 2002, and $7.4 million, or 11.0% of revenues, in 2003.

Cost of revenues.    Cost of revenues was $3.7 million in 2002 and $3.3 million in 2003. The decrease from 2002 to 2003 was due to the realization of a full year of savings from the transition in March 2002 of our hosting environment from a managed to a co-location facility, resulting in lower monthly hosting-related fees. This decrease was offset in part by an increase in the personnel required to support our service and an increase in hosting and capacity expenses associated with our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues decreased from 12.7% in 2002 to 5.0% in 2003.

Research and development.    Our research and development expenditures were $4.6 million in 2002 and $7.1 million in 2003. The increase in research and development expenditures from 2002 to 2003 resulted from an increase in personnel and related expenses in connection with the acquisition of Epinions, Inc. As a percentage of revenues, research and development expenses decreased from 16.0% in 2002 to 10.7% in 2003.

Sales and marketing.    Our sales and marketing expenses were $17.3 million in 2002 and $37.3 million in 2003. Included in these expenses were advertising costs of $13.3 million and $29.3 million in 2002 and 2003, principally reflecting increased visits to our service and a $3.8 million television advertising campaign in 2003. Personnel and related expenses increased to $8.0 million in 2003, reflecting our acquisition of Epinions, Inc. and higher commission expenses. Sales and marketing expenses for 2003 included our $3.8 million television advertising campaign in the fourth quarter of 2003, which coincided with the launch of our flagship destination, www.shopping.com, and the 2003 holiday shopping season in order to build brand awareness for our service. At the time of this campaign, we experienced an increase in usage of our service, leading to incremental revenue, which we believe was less than the cost of the advertising campaign. We are unable to predict the long-term impact, if any, of this or similar programs on our business. As a percentage of revenues, sales and marketing expenses decreased from 59.6% in 2002 to 55.6% in 2003.

General and administrative.    Our general and administrative expenses were $8.1 million in 2002 and $8.8 million in 2003. The increase in general and administrative expenditures from 2002 to 2003 primarily resulted from the assumption of operating costs consisting of personnel, rent and related expenses in connection with the acquisition of Epinions, Inc. General and administrative expenses declined from 28.0% of revenues in 2002 to 13.1% in 2003.

Stock-based compensation.    We recorded deferred stock compensation of approximately $3.0 million in 2003 for stock options we granted to our employees in August 2003 and thereafter. We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes we determined that the estimated value of the 1,006,500 ordinary shares underlying the stock options granted in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. In 2003, the amortization of this component of deferred stock compensation was approximately $0.1 million.

In addition, during 2003, we cancelled options to purchase 1,136,951 shares and issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount will be amortized as stock-based compensation over the vesting periods for these restricted ordinary shares, which are the same as the vesting periods of the cancelled stock options. During 2003, we recorded $1.5 million of non-cash compensation expense relating to the vesting of these restricted shares.

We recorded additional deferred stock compensation of $1.4 million as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. During 2003, we expensed $0.9 million of this component of deferred stock compensation, which represented the vested portion of these stock options.

Amortization.    In January 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142, which requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. Any impairment loss is recognized in the statement of operations. Since the adoption of FAS 142, we have not recorded an impairment of our goodwill or other intangible assets. As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name, that are being amortized on a straight-line basis over their estimated useful lives of two years. During 2003, we recorded $0.5 million of amortization expense relating to these identified intangible assets.

Restructuring and other charges.    In September 2003, we relocated our U.S. headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was substantially completed during 2003. During 2003, we recorded a charge of $1.0 million, consisting of $0.3 million of severance costs and $0.7 million of relocation costs. Further details regarding the components of this expense can be found in Note 12 of the notes to our consolidated financial statements included elsewhere in this report.

Interest and other income (expense), net.    Net interest income includes interest income on our cash accounts and finance expenses and fees. Net interest income increased from an expense of $0.03 million in 2002 to income of $0.7 million in 2003. The increase from 2002 to 2003 resulted from interest on our invested cash balances and lower interest expense since we repaid our borrowings with Bank Hapoalim during 2002.

Provision for income taxes.    We did not record a provision for income taxes in 2002. In 2003, we recorded a provision for income taxes that is principally attributable to California state taxes and other minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards.

Quarterly Results of Operations Data

The following table sets forth unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2004. In our opinion, this data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future period.

Our quarterly results of operations have varied significantly in the past and we expect our quarterly operating results to continue to do so in the future. Our quarterly revenues and results of operations are affected by factors such as seasonality, timing of expenditures and the mix by product category of lead referrals that we generate. Our revenues for the three months ended December 31, 2003 and 2004 are significantly higher than in other quarters because we experience higher traffic on our websites during the holiday season. We expect that in the future, we will continue to have higher revenues in our fourth quarters. The three months ended June 30, 2003 is the first period that reflects the effect of our April 2003 acquisition of Epinions, Inc. The results of operations for the three months ended September 30, 2003 reflect a higher operating cost base attributable to an increase in personnel for our Brisbane, California office, and costs associated with the launch of our new Shopping.com brand and website. The results of operations for the three months ended December 31, 2003 include our $3.8 million television advertising campaign.

Our results of operations for any historical period are not necessarily indicative of results of operations for any future period.

	For the Three Months Ended
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
	(Unaudited)
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$10,307	$14,679	$16,848	$25,205	$20,985	$21,352	$22,978	$33,635

Operating expenses:
Cost of revenues	640	813	852	1,026	1,084	1,167	1,184	1,458
Research and development	1,314	1,637	1,826	2,368	2,500	2,691	2,691	2,776
Sales and marketing	6,312	7,180	9,139	14,673	10,449	11,897	11,530	16,522
General and administrative	1,477	1,758	2,103	3,467	2,362	3,174	3,747	4,556
Stock-based compensation	—	—	1,561	934	2,012	346	1,334	2,513
Amortization of goodwill and other purchased intangible assets	—	164	168	168	176	177	176	176
Restructuring and other charges	—	—	256	763	319	298	—	—

Total operating expenses	9,743	11,552	15,905	23,399	18,902	19,750	20,662	28,001

(Loss) income from operations	564	3,127	943	1,806	2,083	1,602	2,316	5,634
Income taxes	—	(25)	(25)	(108)	(6)	(12)	(13)	(218)
Interest (expense) income, net	(72)	194	147	371	168	17	(274)	867

Net (loss) income	492	3,296	1,065	2,069	2,245	1,607	2,029	6,283
Deemed dividend	—	—	—	—	—	(10,500)	—	(7,200)

Net (loss) income attributable to ordinary shareholders	$492	$3,296	$1,065	$2,069	$2,245	$(8,893)	$2,029	$(917)

(Loss) income per share:
Basic	$0.04	$0.18	$0.05	$0.10	$0.10	$(1.54)	$0.09	$(0.09)
Diluted	$0.04	$0.17	$0.05	$0.09	$0.09	$(1.54)	$0.08	$(0.09)

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $59.2 million as of December 31, 2004, a 130% increase from $25.7 million as of December 31, 2003. In addition we had marketable securities of $82.1 million at December 31, 2004. As of December 2004, we had approximately $0.1 million of cash deposits that were pledged as collateral for certain outstanding standby letters of credit issued in connection with our office lease and that, accordingly, we segregated and recorded as restricted cash.

Cash generated from operations was approximately $21.5 million in fiscal 2004, compared to $15.1 million for fiscal 2003. Cash used in operations was $1.6 million for fiscal 2002. Operating cash for fiscal 2004 resulted primarily from our net income of $12.2 million, adjusting for non-cash items including depreciation and amortization of intangible assets of $3.5 million, stock based compensation expense of $6.2 million and a loss on sale of fixed assets of $0.6 million offset by non-cash foreign currency gains.

Accounts receivable increased $4.2 million from fiscal 2003 to fiscal 2004 due to an overall increase in our business as we experienced a significant increase in the number of merchants we serve as well as an increase in our web site traffic, generating a 50% increase in revenue in 2004 compared to 2003. Our days sales outstanding from receivables (DSO) remained flat year over year at 49 days. This was offset by an increase in our traffic acquisition costs year over year, accounting for a majority of the increase in other liabilities.

Accounts payable decreased $2.8 million for fiscal 2004 due to our faster internal processes offset with an increase in other liabilities and accrued expenses of $7.5 million in fiscal 2004 compared to fiscal 2003. The increase in other liabilities and accrued expenses was due to an increase in purchases of key words as well as an increase in our incentive compensation. Accounts payable increased by $3.0 million and other liabilities and accrued expenses increased by $$2.6 million in fiscal 2003.

Cash used in investing activities was $87.7 million in fiscal 2004 as compared to cash generated from investing activities in fiscal 2003 of $7.7 million. Cash used in investing activities was $1.8 million in fiscal 2002. The cash used in investing activities in 2004 was primarily due to the purchase of marketable securities of $82.1 million from the proceeds of our initial public offering and the purchase of property and equipment of $5.5 million. In fiscal 2003 we purchased $2.1 million of property and equipment.

Cash generated from financing activities was $99.3 million in fiscal 2004 as compared to $0.07 million for fiscal 2003. Cash used in financing activities was $0.2 million for fiscal 2002. The cash provided by financing activities in fiscal 2004 was primarily driven by proceeds from our initial public offering of $97.1 million whereby we sold 6,090,758 shares of our common stock, including an overallotment of 1,030,674 shares of our common stock, and proceeds from employees exercising their stock options. See Footnote 17 in our consolidated financial statements for more information regarding our initial public offering.

Contractual Obligations

We have no material commitments outside the ordinary course of business except for our non-cancelable operating leases. We have no long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet as of December 31, 2004. The following table summarizes our future minimum operating lease payments as of December 31, 2004 (in thousands):

2004	$1,046
2005	1,176
2006	958
2007	895
2008	910
Thereafter	1,171

Total lease payments	$6,156

Our capital requirements depend on many factors, including market acceptance of our service, the resources we devote to developing, marketing and selling our service, the timing and extent of deploying additional services, the extent and timing of investments and other factors. We expect to devote substantial capital resources to expand our product development and marketing organizations, to expand marketing programs, to expand internationally and to other general corporate activities. Based on current levels of operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering, will be sufficient to meet our expected needs for working capital and capital expenditures for the next 12 months. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities; however, we believe that available funds and anticipated cash flows from operations will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months.

Effective Corporate Tax Rate

Our corporate tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below, as well as the tax rates of other jurisdictions in which we have operations and conduct business.

Generally, Israeli companies are subject to corporate tax on taxable income. The corporate tax rate was reduced in July 2004, from 36% to 35% for the 2004 tax year, 34% for the 2005 tax year, 32% for the 2006 tax year and 30% for the 2007 tax year and thereafter. We have been granted Approved Enterprise status in Israel under the Law for the Encouragement of Capital Investments, 1959, for certain of our investment programs. As a result of this status, we expect to enjoy an exemption from Israeli corporate taxes on the portion of the income attributed to each investment program during the first two years that our investment program produces taxable income after utilization of our Israeli net operating losses, provided that we do not distribute that income as a dividend. In addition, we expect to enjoy a reduced Israeli corporate tax rate of 10% to 25% during the five to eight years following the tax exemption period. However, we will not be able to enjoy these benefits beyond the earlier of (a) 12 years from the commencement of production by the relevant investment program or (b) 14 years from receipt of the approval. We recorded taxable income in Israel for the first time during the year ended December 31, 2003, which was offset by tax loss carryforwards and therefore we have not yet begun to use the tax benefits for which we are eligible. As of December 31, 2004, we had generated a total of approximately $47.8 million of net operating loss carryforwards in Israel. These Israeli net operating loss carryforwards have no expiration date.

We had generated U.S. net operating loss carryforwards of approximately $74 million for federal and $66 million for state tax purposes as of December 31, 2004, which are due to expire in 2019 for federal income tax purposes and 2006 for state purposes. U.S. tax regulations place a limitation on the utilization of federal net operating loss carryforwards upon the occurrence of an ownership change, as defined. We believe that, as of December 31, 2004, the use of our federal net operating loss carryforwards was limited to approximately $4.3 million per year in accordance with this regulation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of

SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. However, we do not expect the adoption of FAS 109-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 4). We will evaluate the impact of EITF 03-1 once final guidance is issued.

In March 2004, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 (“EITF 03-6”). EITF 03-6 nullifies the guidance previously included under EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, and requires that convertible participating securities be included in the computation of basic earnings per share using the two-class method. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-6 for the quarter ended June 30, 2004. We had previously computed basic earnings per share using the as-if converted method, as permitted under EITF Topic D-95. As required by EITF 03-6, we recomputed our historical basic earnings per share amounts to conform to the current presentation. The adoption of EITF 03-6 did not have an impact on basic earnings per share.

RISKS THAT COULD AFFECT FUTURE RESULTS

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

Approximately 42% of our revenues in 2004 came from Google, which also competes with us, and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with Google to participate in its sponsored links program. Under each of these agreements, we display merchant listings from Google’s advertisers on the “Featured Resources” section of our service, and we generate revenues when consumers click through these listings to the Google advertisers’ websites. In 2004, we derived approximately 42% of our revenues under these agreements. The agreement under which most of our revenues from Google are derived accounted for approximately 28% of our 2004 revenues and expires in April 2006. We have a second agreement with Google relating to our U.K. subsidiary, which expires in October 2005, and which accounted for approximately 5% of our 2004 revenues. We have a third agreement with Google, originally entered into by Epinions, Inc., that expires in May 2006 and accounted for approximately 10% of our 2004 revenues.

Google operates a search engine for finding products for sale online, called “Froogle,” that competes with Shopping.com. Google could decide in the future that it prefers not to do business with us due to the competitive nature of our services. In that event, Google could decide not to renew its current agreements with us when they expire, or it could decide to offer renewal terms that are less favorable to us than the terms of our current agreements. In either case, we could experience a significant decline in our revenues and the value of your investment could decline.

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

We are subject to litigation arising out of our acquisition of Epinions, Inc., which will likely be costly and could have a material adverse effect on our business and the trading price of our ordinary shares.

On January 19, 2005, a group of former holders of shares of Epinions, Inc. common stock filed a lawsuit in Superior Court of the State of California, County of San Francisco, against us, Nirav Tolia, the former Chief Operating Officer and a former member of our board of directors, certain members of our board of directors who formerly were members of the Epinions board of directors, and certain former holders of Epinions preferred stock, some of which are significant shareholders of Shopping.com. Among other things, plaintiffs claim that they were damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duties in connection with our April 2003 acquisition of Epinions. The acquisition was consummated following a fairness hearing before the California Department of Corporations and approval by substantial majorities of the Epinions preferred and common stock. As a result of the acquisition, holders of Epinions preferred stock received shares of our preferred stock and some Epinions employees that we hired received options to purchase our ordinary shares. The Epinions common stock was cancelled without consideration as part of the acquisition. The plaintiffs are seeking rescission of the acquisition or, in the alternative, to be paid damages. The plaintiffs are also seeking to recover punitive damages and to impose a constructive trust on misappropriated property, among other remedies. We believe that the allegations of this lawsuit are without merit and we intend to defend vigorously against this matter.

Dealing with this litigation is likely to be costly. In addition, our management could be required to spend a considerable amount of time attending the litigation. Any damages for which we may be liable as a result of the litigation, or any settlement which we may enter in order to resolve the litigation, may require us to spend a material amount of funds or to issue new securities. If we were to issue any new shares as compensation to the claimants, there would be an immediate dilution in the value of other outstanding ordinary shares, and that dilution could be significant. As a result, this litigation could have a material adverse effect on our business, results of operations, financial condition or liquidity and upon the value of your investment in us.

Our plans for international expansion could fail as a result of risks associated with international operations.

Expanding our international operations in France and Germany will require management attention and resources, and will engage us in competition with local companies that are better established and more familiar with the preferences of consumers and merchants in those markets than we are. In addition, the risks we will face in expanding our business internationally include:

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

Any of these risks could have a material adverse effect on our international operations and could affect the profitability of those operations or even cause their total failure, resulting in the loss of our investment. In such events, our business, results of operations, financial condition or liquidity would suffer.

The loss of a significant number of merchants could harm our business by reducing our revenues and by making our service less attractive to users.

Although merchants enter into contracts with us when they enroll in our service, they are not required to pay us any minimum amounts, or to list a minimum number of products. Merchants are entitled to a refund of any unused prepaid amounts, which amounted to $1.2 million as of December 31, 2004, and they may terminate their agreements with us at any time. If a large number of our merchants were to cancel or significantly reduce the number of their product listings, the quality of the shopping experience we offer consumers would decline, leading to a reduction in the number of consumers using our service, harming our business and financial results.

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

Because Internet commerce is a relatively new and rapidly evolving industry, we occasionally adjust our pricing model in an attempt to improve the customer experience. For example, in April 2004, we modified the pricing model for lead referrals for many of our product categories and the system for prioritizing the display of merchant listings on our service. Under this new model, the first three relevant merchant listings are selected for display solely based on the amount of lead referral fees we are paid. All remaining relevant merchant listings are ordered based on a combination of product price and store reputation, with the first of these merchant listings designated a “Smart Buy.” The lead referral fees that merchants are willing to pay us for these remaining merchant listings do not affect the order of presentation on our service. For the first four merchant listings displayed, we charge the lead referral fee that each merchant has indicated it is willing to pay us. For the remaining merchant listings displayed, we charge the minimum category listing fee, without regard to the listing fee the merchants may be willing to pay. Before this change, we prioritized merchant listings in all product categories according to a variety of factors, principally the amount paid to us, and charged each merchant the amount that merchant had indicated it was willing to pay us for its listing, regardless of the placement of the merchant’s listing on our service. We still apply this method to those product categories not affected by the new pricing model. If these changes to our pricing model do not succeed in increasing our revenues or cause our revenues to decline, and if we are able to revise our pricing model in time to reverse this trend, our results of operations would be harmed and our stock price could suffer.

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

Shopping.com Ltd. Is incorporated in Israel and conducts business operations within Israel. Its income is subject to Israeli income tax. The majority of Shopping.com Ltd.’s management is based in the United States. We have endeavored to structure our business so that all of our U.S. operations are carried out by our U.S. subsidiaries and all of our U.K. operations are carried out by our U.K. subsidiary. Our U.S. subsidiaries are subject to U.S. income tax and our U.K. subsidiary is subject to U.K. income tax. Under tax treaties between Israel and the United States and between Israel and the United Kingdom, Shopping.com Ltd.’s business income is not subject to tax in either the United States or the United Kingdom to the extent that it is not attributable to a permanent establishment located in either of these countries. Shopping.com Ltd. Has filed its tax returns on the basis that it does not have a permanent establishment for tax purposes in the United States or in the United Kingdom and that it is not engaged in a U.S. business. U.S. tax law does not clearly define activities that constitute being engaged in a U.S. business or a permanent establishment. The Internal Revenue Service could contend that some or all of Shopping.com Ltd.’s income should be subject to U.S. income tax (at the regular corporate rates, plus additional “branch profits” taxes) or subject to U.S. withholding tax. Similarly, tax authorities in other jurisdictions could contend that some or all of Shopping.com Ltd.’s income should be subject to income tax in those other jurisdictions. If Shopping.com Ltd.’s income is subject to taxes in jurisdictions outside of Israel, it will adversely affect our earnings and liquidity.

The Israeli “Approved Enterprise” tax benefits for which we qualify require us to meet specific conditions; if we fail to meet these conditions or if the programs are modified or terminated, these tax benefits could be terminated or reduced, which would increase our taxes and lower our earnings and liquidity.

To maintain our qualification as an “Approved Enterprise” under Israeli tax law, we must continue to meet conditions set forth in Israeli law and regulations, including making specified investments in property and equipment and financing a percentage of our investments with share capital. If we fail to comply with these conditions in the future, the benefits we receive could be cancelled or reduced and we could be required to pay increased taxes or refund the amounts of the tax benefits we received, together with interest and penalties. The Israeli government may terminate these programs or modify the conditions for qualifications at any time. The expiration date for the Law for the Encouragement of Capital Investments, 1959, under which the Approved Enterprise program and its benefits are administered, has been extended several times in the past. The expiration date currently in effect is December 31, 2007. Accordingly, requests for new programs or expansions of existing programs that are not approved on or before December 31, 2007, will not confer any tax benefits, unless the term of the law is extended. In addition, from time to time, we may submit requests for expansion of our Approved Enterprise programs or for new programs to be designated as Approved Enterprises. These requests might not be approved. The termination or reduction of these tax benefits, or our inability to get approvals for expanded or new programs, could increase our taxes, thereby reducing our profits or increasing our losses. Additionally, as we increase our activities outside of Israel, our increased activities will not be eligible for inclusion in Israeli tax benefit programs. We recorded taxable income in Israel for in 2003 and 2004, but that income was offset by tax loss carryforwards. Accordingly, we have received no tax benefits to date under the Approved Enterprise tax program.

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

Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our service has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Some of our facilities are located in the San Francisco Bay area, a major earthquake zone. We do not have full second-site redundancy, a formal disaster recovery plan or alternative providers of hosting services, and outages at our data centers could mean the loss of some or all of our website functionality. Our business interruption insurance, if any, may not adequately compensate us for losses that may occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and cause our revenues to decline.

If we fail to detect and remove fraudulent clicks, we could lose the confidence of our merchants, thereby causing our business to suffer

Click fraud is an increasing problem for the Internet advertising industry, and we are exposed to the risk of fraudulent clicks on our site. Click fraud occurs when a person or robotic software clicks on a merchant listing for some reason other than to view the underlying content. We have from time to time credited invoices or refunded revenue to our customers due to click fraud, and we expect to continue to do so in the future. The perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to detect and remove all fraudulent clicks from our site. If our fraud detection systems are insufficient, or if we find evidence of past fraudulent clicks, we may have to issue credits or refunds retroactively to our merchants. This would negatively affect our profitability and hurt our brand. If fraudulent clicks are not detected and removed from our site, the affected advertisers may experience a reduced return on their investment in our services because the fraudulent clicks will not lead to actual sales for the merchants. This could lead the merchants to become dissatisfied with our service, which could lead to loss of merchants and revenue and could materially and adversely affect our financial results.

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

Claims could be made against us under U.S. and foreign law for defamation, libel, invasion of privacy, deceptive or unfair practices, fraud, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through our service or based on our collection and use of information. The law relating to the liability of online companies for information carried on, disseminated through or collected by their services is currently unsettled. Our service includes consumer-generated reviews from our Epinions website, which includes information regarding the quality of goods, and the reliability of merchants that sell those goods. Similar claims could be made against us for that content. We may be required to reduce exposure to liability for information disseminated through our service, which could require substantial expenditures and discontinuation of some service offerings. Any such response could materially increase our expenses or reduce our revenues. Our liability insurance, if any, may not be adequate to indemnify us if we become liable for information disseminated through our service. Any costs incurred as a result of such liability that are not covered by insurance could reduce our profitability or cause us to sustain losses, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. We may also be subject to claims or regulatory action arising out of the collection or dissemination of personal, non-public information of users of our service.

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

We have the right to use domain names for website destinations that we use in our business. If we are unable to protect our rights in these domain names, our competitors could capitalize on our brand recognition by using these domain names for their own benefit. Domain names similar to Shopping.com have been registered in the United States and elsewhere and in most countries the top- level domain name “shopping” is owned by other parties. We might not acquire or maintain country-specific versions of the “shopping” domain name, such as “shopping.co.uk” in the United Kingdom, “shopping.de” in Germany or “shopping.fr” in France. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and varies from jurisdiction to jurisdiction. We may be unable to prevent third parties from acquiring domain names that infringe on, or otherwise decrease the value of, our brand, or our trademarks, service marks or other proprietary rights. Protecting and enforcing our intellectual property rights and determining the proprietary rights of others may require litigation, which could result in substantial costs and divert management attention. We may not prevail if litigation is initiated.

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

Risks Related to Our Ordinary Shares

There is a limited history of a trading market for our ordinary shares, and the market price of our ordinary shares may be highly volatile and may decline regardless of our operating performance.

A public market for our ordinary shares has existed only since the completion of our initial public offering in October 2004. The trading price of our ordinary shares has been volatile and is likely to remain volatile.

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

As of March 1, 2005, our current executive officers, directors and their affiliates owned or controlled approximately 36% of our outstanding ordinary shares. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders.

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

After the initial filing of the registration statement for our initial public offering, the conversion ratios of our Series D and Series E preferred shares were changed. The largest holder of Series D preferred shares and the principal holder of Series E preferred shares offered to release us from our agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, if we agreed to modify the conversion ratios of the Series D and Series E preferred shares to cause the issuance of more ordinary shares to all holders of those series of preferred shares upon their automatic conversion in our initial public offering at prices below $16.00 per share. That amendment was implemented with the approval of our board of directors and shareholders. It is possible that this amendment was a new offer and sale of securities involving a new investment decision by the holders of Series D and Series E preferred shares. If the amendment was an offer and sale of securities and it was not exempt from the registration requirements of federal or state securities laws, then those holders have rights to bring claims against us for rescission or damages. For example, for a period of one year after the violation, a holder of any of the 2,766,573 ordinary shares issued upon conversion of the Series D preferred shares, or any of the 1,342,744 ordinary shares issued upon conversion of the Series E preferred shares, could bring a claim against us for rescission to recover the consideration the holder paid to us in the amendment, with interest, or for damages. Because the amendment did not involve any issuance of securities for cash, it is uncertain how rescission would be valued or damages would be determined. The value of the consideration surrendered by the shareholders in the amendment, and therefore the magnitude of any related claim for rescission or damages, is uncertain. One measure of rescission or damages may be the value of the consideration surrendered by the former holders of the Series D or Series E preferred shares. We cannot offer any assurance that the extent of our exposure to damages would be limited to this measure. We would contest any such claim, but any such litigation would be costly to defend and could harm our results of operations, financial condition and liquidity. In addition, we may be subject to penalties or fines relating to these issuances, and such penalties or fines could harm our results of operations, financial condition and liquidity.

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

Effective internal controls are required for us to provide reliable financial reports and to detect and prevent fraud. We are currently assessing our system of internal controls and potential areas of improvement. We expect that enhancements, modifications and changes to our internal controls will be necessary. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent registered public accounting firm brought to our attention a need to limit employee access to our revenue tracking system, to retain certain electronic records, to automate more of our financial processes that are currently performed manually, and to prepare timely reconciliations between our general ledger and certain subledgers. The independent registered public accounting firm identified these items as “reportable conditions,” which means that they were matters that in the independent registered public accounting firm’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are in the process of implementing changes to address these reportable conditions, but have not yet completed implementing them. As a result, we have not yet fully remedied these reportable conditions. Completing our assessment of internal controls, implementing changes to address the identified reportable conditions and any other changes that are necessary, and maintaining an effective system of internal controls will be expensive and require considerable management attention. In addition, if we fail to implement and maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our ordinary shares.

We have never paid cash dividends on our share capital, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on any class of our share capital to date and we currently intend to retain any future earnings to fund the development and growth of our business. Furthermore, Israeli law limits the distribution of dividends to the greater of retained earnings or earnings generated over the two most recent fiscal years, provided that we reasonably believe that the dividend will not render us unable to meet our current or foreseeable obligations when due. As of December 31, 2004, our accumulated deficit amounted to $149.2 million. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our ordinary shares.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk that relates primarily to our investment portfolio. All of our current investments are classified as available for sale and carried at fair value, which approximates market value. We do not currently use or plan to use derivative financial instruments in our investment portfolio.

At December 31, 2004, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $112 million compared to $0 million at December 31, 2003. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments to show the approximate exposure to interest rates (in thousands).

Less than one year	$86,630
Less than two years	4,121
Due after two years	21,200

Total	$11,951

We performed a sensitivity analysis on our investment portfolio as of December 31, 2004, based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$(196,500)	$(393,000)	$(589,400)

We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum weighted average duration of all portfolios is limited to 1.5 years. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material.

The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity. As of December 31, 2004, our cash and cash equivalents and marketable securities were maintained by financial institutions in the United States, Israel and Europe. Our deposits in the United States may be in excess of insured limits and our deposits in other jurisdictions are not insured. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Inflation Rate Risk

The U.S. Dollar cost of our operations is influenced by the extent to which any inflation in the other countries in which we operate is offset, on a lagging basis, or is not offset by the devaluation of the applicable currencies in relation to the U.S. Dollar. For example, when the rate of inflation in Israel exceeds the rate of devaluation of the New Israeli Shekel against the U.S. Dollar, we experience increases in the U.S. Dollar cost of our operations in Israel, harming our financial results. We may be materially and adversely affected in the future if inflation in Israel, the United Kingdom or other countries where we operate exceeds the devaluation of that country’s currency against the U.S. Dollar or if the timing of the devaluation lags behind inflation in Israel, the

United Kingdom or other countries. This year we plan to expand our business into France and Germany. As our business grows internationally, our exchange rate risks will grow as well.

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

Impact of Foreign Currency Rate Changes

Exchange rates between the New Israeli Shekel, the Euro or the British Pound and the U.S. Dollar fluctuate continuously. Accordingly, exchange rate fluctuations and currency devaluations will affect our financial results and period-to-period comparability of those results.

Since we translate foreign currencies (primarily British pounds and Euros) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for fiscal 2004. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our British and European subsidiaries, we recorded foreign currency exchange gains of $0.5 million in fiscal 2004 and $0 in fiscal 2003. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of December 31, 2004, we did not engage in foreign currency hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SHOPPING.COM LTD.

1.	INDEX TO FINANCIAL STATEMENTS

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	78

All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shopping.com Ltd.

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Shopping.com Ltd. (the “Company”) and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended Decembers 31, 2004 and 2003, appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit in order to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shopping.com Ltd.

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flow of Shopping.com Ltd., formerly DealTime Ltd. (the “Company”) and its subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s board of directors and management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit in order to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s board of directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders’ equity and cash flows of the Company and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KESSELMAN & KESSELMAN

Tel Aviv, Israel

March 22, 2004, except for Note 16

    as to which the date is September 21, 2004

CONSOLIDATED BALANCE SHEETS

U.S. Dollars in thousands (except share and per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,699	$59,201
Marketable securities	—	82,088
Accounts receivable, net of allowance for doubtful accounts of $677 and $651 at December 31, 2003 and 2004, respectively	11,139	15,577
Prepaid expenses and other current assets	1,318	2,281

Total current assets	38,156	159,147
Property and equipment, net	3,253	5,712
Goodwill	16,814	16,814
Restricted cash	1,584	87
Other assets	1,799	2,288

Total assets	$61,606	$184,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,434	$1,565
Payroll and benefit related liabilities	3,143	4,238
Accrued marketing expenses	2,932	7,914
Other payables and accrued expenses	2,680	5,429

Total current liabilities	14,189	19,146
Accrued severance liability	565	427

Total liabilities	14,754	19,573

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred shares, NIS 0.01 par value; 90,952,040 shares authorized, 62,777,118 and 0 shares issued and outstanding at December 31, 2003 and December 31, 2004, respectively	145	—
Ordinary shares, NIS 0.01 par value; 125,000,000 shares authorized, 5,171,419 and 29,571,829 shares issued and outstanding at December 31, 2003 and 2004, respectively	12	74
Additional paid-in capital	213,136	323,600
Deferred stock compensation	(3,796)	(8,700)
Accumulated other comprehensive loss	(1,318)	(1,336)
Accumulated deficit	(161,327)	(149,163)

Total shareholders’ equity	46,852	164,475

Total liabilities and shareholders’ equity	$61,606	$184,048

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. Dollars in thousands (except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues	$29,055	$67,039	$98,950
Operating expenses
Cost of revenues	3,685	3,331	4,893
Research and development	4,636	7,145	10,658
Sales and marketing	17,329	37,304	50,398
General and administrative	8,126	8,805	13,844
Stock-based compensation	13	2,495	6,205
Amortization of goodwill and other purchased intangible assets	—	500	705
Restructuring and other charges	—	1,019	612

Total operating expenses	33,789	60,599	87,315

(Loss) income from operations	(4,734)	6,440	11,635
Interest and other income (expense), net	38	672	796
Interest expense	(386)	(32)	(18)

(Loss) income before income taxes and minority interests	(5,082)	7,080	12,413
Provision for income taxes	—	(158)	(249)

Net (loss) income	(5,082)	6,922	12,164
Deemed dividend	—	—	(17,700)

Net (loss) income attributable to ordinary shareholders	$(5,082)	$6,922	$(5,536)

Basic net (loss) income per share	$(1.23)	$0.38	$(0.70)

Diluted net (loss) income per share	$(1.23)	$0.36	$(0.70)

Weighted average number of ordinary shares used in computing basic net (loss) income per share	4,124	4,375	7,939

Weighted average number of ordinary shares used in computing diluted net (loss) income per share	4,124	19,463	7,939

Stock-based compensation charge can be allocated to the following:
Cost of revenues	$—	$2	$473
Research and development	13	227	846
Sales and marketing	—	1,089	1,878
General and administrative	—	1,177	3,008

Total non-cash stock compensation	$13	$2,495	$6,205

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. Dollars in thousands (except share data)

	Preferred Shares		Ordinary Shares			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Trust Shares	Amount
Balance at December 31, 2001	31,754,273	78	4,038,715	84,764	10	172,977	—	(1,201)	(163,167)	8,697
Net loss	—	—	—	—	—	—	—	—	(5,082)	(5,082)
Comprehensive income (loss)
Translation differences	—	—	—	—	—	—	—	15	—	15

Total comprehensive income (loss)										(5,067)

Issuance of Series F Shares	3,000,000	6	—	—	—	2,994	—	—	—	3,000
Amortization of warrants	—	—	—	—	—	181	—	—	—	181
Extension of stock option term	—	—	—	—	—	13	—	—	—	13
Shares issued to consultants	—	—	5,500	(5,500)	—	—	—	—	—	—
Exercise of stock options	—	—	37,327	(37,327)	—	41	—	—	—	41

Balance at December 31, 2002	34,754,273	84	4,081,542	41,937	10	176,206	—	(1,186)	(168,249)	6,865
Net income	—	—	—	—	—	—	—	—	6,922	6,922
Comprehensive income (loss)
Translation differences	—	—	—	—	—	—	—	(132)	—	(132)

Total comprehensive income										6,790

Acquisition of Epinions, Inc.	27,947,845	61	—	—	—	30,439	—	—	—	30,500
Exercise of Series B Warrants	75,000	—	—	—	—	53	—	—	—	53
Shares issued to consultants	—	—	2,150	(2,150)	—	3	—	—	—	3
Issuance of restricted shares	—	—	947,423	—	2	1,864	(1,857)	—	—	9
Amortization of restricted stock compensation	—	—	—	—	—	—	1,480	—	—	1,480
Forfeiture of unvested restricted shares	—	—	(2,409)	2,409	—	(9)	9	—	—	—
Deferred stock compensation	—	—	—	—	—	4,443	(4,443)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	1,015	—	—	1,015
Exercise of stock options	—	—	142,713	(42,196)	—	137	—	—	—	137

Balance at December 31, 2003	62,777,118	145	5,171,419	—	12	213,136	(3,796)	(1,318)	(161,327)	46,852
Net income	—	—	—	—	—	—	—	—	12,164	12,164
Comprehensive income (loss)
Translation differences	—	—	—	—	—	—	—	44	—	44
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(62)	—	(62)

Total comprehensive income										(18)

Initial public offering	—	—	6,090,758	—	14	97,122	—	—	—	97,136
Conversion of preferred shares into common	(62,777,118)	(145)	16,857,911	—	156	(11)	—	—	—	—
Change of par value from reverse stock split	—	—	—	—	(112)	112	—	—	—	—
Shares issued to consultants	—	—	—	—	—	22	(11)	—	—	11
Amortization of restricted stock	—	—	—	—	—	—	304	—	—	304
Forfeiture of unvested restricted shares	—	—	(9,225)	9,225	—	(1)	1	—	—	—
Acceleration of stock option vesting, extension	—	—	—	—	—	837	—	—	—	837
Exercise of stock options & warrants	—	—	1,460,966	(9,225)	4	2,133	—	—	—	2,137
Deferred stock compensation	—	—	—	—	—	10,250	(10,250)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	5,052	—	—	5,052

Balance at December 31, 2004	—	—	29,571,829	—	74	323,600	(8,700)	(1,336)	(149,163)	164,475

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars in thousands

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net (loss) income	$(5,082)	$6,922	$12,164
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,396	2,310	2,803
Amortization of Bank Hapoalim warrant	181	—	—
Non-cash charge for issuance of equity compensation	13	2,495	6,205
Loss on sale of fixed assets	—	32	562
Foreign exchange gains, net	—	—	(482)
Amortization of goodwill and other purchased intangible assets	—	500	705
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(2,331)	(2,599)	(4,217)
Decrease (increase) in prepaid expenses and other assets	667	(204)	(803)
(Decrease) increase in accounts payable	2,316	2,975	(2,811)
Increase in other liabilities and accrued expenses	225	2,556	7,519
(Decrease) increase in accrued severance liability	46	86	(140)

Net cash (used in) provided by operating activities	(1,569)	15,073	21,505

Cash flows from investing activities:
Purchases of property and equipment	(2,118)	(2,102)	(5,505)
Capitalization of software	(260)	(93)	(1,565)
Proceeds from sale of fixed assets	9	4	—
Acquisition of Epinions, Inc., net of cash acquired	—	9,920	—
Decrease (increase) in restricted cash	563	(2)	1,497
Purchase of marketable securities	—	—	(82,148)

Net cash (used in) provided by investing activities	(1,806)	7,727	(87,721)

Cash flows from financing activities:
Proceeds on sale of ordinary shares, net of offering costs of $11.9 million	—	9	97,136
Repayments under line of credit	(3,000)	—	—
Principal payments under capital lease obligations	(225)	(128)	—
Proceeds on sale of Series E Convertible Preferred Shares, net	—	—	—
Proceeds on sale of Series F Convertible Preferred Shares, net	3,000	—	—
Proceeds from exercise of Series B warrants	—	53	—
Proceeds from exercise of stock options	41	137	2,137

Net cash provided by (used in) financing activities	(184)	71	99,273

Net (decrease) increase in cash and cash equivalents	(3,559)	22,871	33,057
Effect of exchange rates on cash and cash equivalents	15	249	445
Cash and cash equivalents, beginning of period	6,123	2,579	25,699

Cash and cash equivalents, end of period	$2,579	$25,699	$59,201

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Dollars in thousands (except per share data)

1.	Organization and Operations

Shopping.com Ltd., formerly DealTime Ltd. (the “Company”), was incorporated in 1997 under the laws of the State of Israel and commenced operations in 1998. The Company is a leading online comparison shopping service. Through its websites, including www.shopping.com, www.epinions.com, www.dealtime.co.uk and other network sites, consumers find, compare and buy products from merchants and merchants locate consumers seeking to buy their products. For merchants and other listings providers, Shopping.com delivers qualified, in-market buyers and lower customer acquisition costs. For consumers, Shopping.com supplies product information and a helpful way to search for the right product at the best price.

Shopping.com, Inc., formerly DealTime, Inc., the Company’s wholly-owned subsidiary, was incorporated in December 1998 under the laws of the State of Delaware for the purpose of marketing and selling the Company’s products and services in the United States. DealTime (Europe) B.V. (“DealTime-Europe”) was established in April 2000 under the laws of the Netherlands for the purpose of marketing and selling the Company’s products and services in Europe. In April 2003, the Company acquired Epinions, Inc. as discussed in Note 6. The Company completed its initial public offering in October 2004, as discussed in Note 17.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management involve the assessment of collectibility of accounts receivable in the determination of the allowance for doubtful accounts, the computation of the Company’s effective tax rate and deferred tax assets and liabilities, the determination of the fair market value of its ordinary shares in determining stock based compensation and the valuation and useful lives of its capitalized software and long-lived assets. Actual results can differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Functional Currency

Substantially all of the Company’s revenues are generated outside of Israel. Most of the Company’s revenues are denominated in U.S. Dollars and most marketing costs are incurred outside of Israel, primarily in transactions denominated in U.S. Dollars. Accordingly, the currency of the primary economic environment in which the Company’s operations are conducted is the U.S. Dollar, which is used as the Company’s functional and reporting currency.

Transactions and balances originally denominated in U.S. Dollars by the Company are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. Dollars at the spot rate, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statements of operations as other income or expense, as appropriate. For the years ended December 31, 2002, 2003 and 2004, such amounts were not material.

The functional currencies of the Company’s U.K., German and former Japanese subsidiaries are the respective local currencies. Accordingly, their respective financial statements have been translated into U.S. Dollars by translating assets and liabilities at period-end exchange rates, shareholders equity at historical exchange rates and statement of operations accounts at average exchange rates for the period. Foreign currency translation gains and losses are reflected in the shareholders’ equity section of the Company’s consolidated balance sheet as accumulated other comprehensive income (loss).

Amounts in the consolidated financial statements representing the U.S. Dollar equivalents of balances denominated in other currencies do not necessarily represent their real or economic value in U.S. Dollars.

Cash Equivalents and Marketable Securities

Cash equivalents consist of investments in highly liquid short-term instruments with original maturities of three months or less and are stated at cost. The Company classifies all of its cash equivalents and marketable securities as “available-for-sale.” The Company carries these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are component of stockholders’ equity. Gains and losses are recognized when realized in the Company’s consolidated statements of income. Impairment losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value and losses has occurred.

Marketable securities consist of corporate, government, municipal and money market securities.

It is the Company’s policy to review its marketable equity securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each company we invest in. If the Company believes that an other-than-temporary decline exists in one of its marketable equity securities, it is the Company’s policy to write down these equity investments to the market value and record the related write-down as an investment loss on our consolidated statements of operations.

Certain auction rate securities have been classified as short-term marketable securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28, or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, at the following annual rates:

Computers, software and peripheral equipment	33%
Office furniture and equipment	33%
Leasehold improvements	Shorter of the lease term or the life of the asset
Motor vehicles	15%

Maintenance, repairs and minor replacements are charged to expense as incurred.

Capitalized Software Costs

The Company capitalizes internally developed software costs in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, Accounting for Web Site Development Costs (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. During the years ended December 31, 2003 and 2004, the Company capitalized $93 and $1.6 million, respectively, which is being amortized over a two-year period. For the years ended December 31, 2003 and 2004, the Company recorded $142 and $357 of amortization expense, respectively, which is included as a component of research and development expense.

Goodwill and Other Purchased Intangible Assets

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. The Company completed our annual goodwill impairment test during the fourth quarter of fiscal 2004 and determined that the carrying amount of goodwill was not impaired. The Company will continue to perform its goodwill impairment review annually or more frequently if facts and circumstances warrant a review. Since the adoption of FAS 142, the Company has not recorded any goodwill impairment.

Goodwill increased by $16,814 during the year ended December 31, 2003, as the result of the acquisition of Epinions, Inc., as discussed in Note 6.

Valuation of Long-Lived Assets

The Company periodically reviews the recoverability of the carrying amounts of its long-lived assets, consisting of property and equipment and identified intangible assets, by assessing the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long- lived asset is considered impaired, the Company recognizes a loss based on the difference between the carrying amount and the fair value of that asset in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). No such impairment loss was recorded during the years ended December 31, 2002, 2003 and 2004.

Restricted Cash

Restricted cash is invested in certificates of deposit, which mature within one year and is used as security for the Company’s office leases.

Revenue Recognition

The Company generates revenue from lead referral fees based on the numbers of times a user clicks through to a merchant’s website from the Company’s website. Lead referral fees are recognized in the period in which the user clicks through to the merchant’s website, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant Company obligations remain and collection of the receivable is reasonably assured. Banner advertising and sponsorship revenues are derived principally from short-term advertising contracts. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fee is fixed or determinable, no significant Company obligations remain and collection of the receivable is reasonably assured.

Amounts paid to consumers choosing to participate in our Cash Back program are recorded as contra revenues at the time of the ultimate purchase.

Payments from customers that are received in advance of revenue recognition are recorded as customer deposits.

Research and Development

Costs incurred in connection with the research and development of the Company’s products, other than those classified as capitalized expense under SOP 98-1, “Accounting for Software Development Costs” and EITF 00-02, “Accounting for Web Site Development Costs”, are expensed as incurred.

Advertising Costs

Advertising costs included in sales and marketing expenses, which include the costs associated with the Company’s online and offline advertising campaigns, are expensed as incurred and amounted to $13,333, $29,320 and $40,543 for the years ended December 31, 2002, 2003 and 2004, respectively.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”) in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company’s stock options is less than the fair value of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 (“FAS 148”) are provided in Note 11 and below.

The Company applies FAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services with respect to options issued to non-employees. FAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

The following table provides a reconciliation of net (loss) income to pro forma net (loss) income as if compensation cost for stock options granted to employees had been determined using the fair value method prescribed by FAS 123. The estimated fair value of each stock option is calculated using the Black-Scholes option pricing model.

	Year Ended December 31,
	2002	2003	2004
Net (loss) income, as reported	$(5,082)	$6,922	$12,164
Add: Stock-based employee compensation expense included in net (loss) income, as reported	13	1,015	5,880
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards calculated with the use of a Black-Scholes option-pricing model	(2,802)	(2,618)	(4,538)

Pro forma net (loss) income	$(7,871)	$5,319	$13,506

Basic net (loss) income per share:
As reported	$(1.23)	$0.38	$(0.70)

Pro forma	$(1.91)	$0.29	$(0.53)

Diluted net (loss) income per share:
As reported	$(1.23)	$0.36	$(0.70)

Pro forma	$(1.91)	$0.27	$(0.53)

The following weighted average assumptions were used: (1) risk-free interest rate of 4.44%, 3.03% and 3.18% for the years ended December 31, 2002, 2003 and 2004, respectively; (2) dividend yield of 0.00%; (3) expected life of five years; and (4) volatility of 100%.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), which requires use of the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Earnings per Share

Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential ordinary shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

As of December 31, 2002 and 2003 the Company had outstanding convertible preferred shares, warrants to purchase convertible preferred shares and stock options to purchase an aggregate of 9,778,687 and 10,942,241 ordinary shares, respectively, which were not included in the calculation of Diluted EPS due to the anti-dilutive nature of these instruments. As of December 31, 2004 the Company had no outstanding preferred shares. As of December 31, 2004, the Company had 2.6 million antidilutive options.

In October 2004, the Company completed its initial public offering of 5,060,084 ordinary shares at an initial public offering price of $18.00 per share. The Company provided the underwriters of the initial public offering with an option to purchase up to 1,030,674 additional ordinary shares at the initial public offering price of $18.00 per share, which was exercised on October 28, 2004. All of the Company’s outstanding preferred shares converted into 16,857,911 ordinary shares. As a result of such conversion, and in accordance with EITF 98-5, the Company recorded a deemed dividend of $7.2 million. The Company also recorded a deemed dividend of $10.5 million related to a modification of its preferred stock in June 2004.

The following table sets forth the computation of basic and diluted net (loss) income per ordinary share for the years ended December 31, 2002, 2003 and 2004:

	Years Ended December 31,
	2002	2003	2004
Numerator
Net (loss) income	$(5,082)	$6,922	$12,164
Deemed dividend	—	—	(17,700)

Net (loss) income attributable to ordinary shareholders	$(5,082)	$6,922	$(5,536)
Allocation of net income to participating preferred shares	—	(5,262)	—

Numerator for basic calculation	$(5,082)	$1,660	$(5,536)
Allocation of net income to participating preferred shares	—	5,262	—

Numerator for diluted calculation	$(5,082)	$6,922	$(5,536)

Denominator
Denominator for basic calculation, weighted average ordinary shares	4,124	4,375	7,939
Weighted average dilutive preferred shares	—	13,866	—
Potential ordinary shares attributable to stock options	—	1,184	—
Potential ordinary shares attributable to deferred stock compensation	—	38	—

Denominator for diluted calculation, weighted average shares	4,124	19,463	7,939

Net (loss) income per share
Basic net (loss) income per share	$(1.23)	$0.38	$(0.70)

Diluted net (loss) income per share	$(1.23)	$0.36	$(0.70)

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2003 and 2004, the carrying amounts of cash and cash equivalents approximated their fair values, due to the short-term maturities of these instruments. At December 31, 2004, the fair value of marketable securities in marketable securities are determined using quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and trade receivables. Cash and cash equivalents are maintained by financial institutions in the United States, Israel and Europe. Such deposits may be in excess of insured limits in the United States and are not insured in other jurisdictions. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents and short-term marketable securities, due to the high quality banking institutions in which its investments are deposited and the restrictions placed on the type of investment that can be entered into under the Company’s investment policy.

The Company’s accounts receivable are derived from lead referral revenue and advertising contracts. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not generally require collateral from its customers and substantially all of its trade receivables are unsecured. The Company maintains an allowance for doubtful accounts receivable based upon management’s experience and estimate of collectibility of each account. The risk of collection associated with trade receivables is mitigated by the variety and number of customers. In addition, beginning in 2002, the Company has required customers with poor or insufficient credit histories to provide it with payment in advance of delivery of services to further mitigate collection risk.

During the years ended December 31, 2002, 2003 and 2004, a single customer accounted for 11%, 38% and 42%, respectively, of the Company’s revenues and 35% and 34% of the Company’s accounts receivable as of December 31, 2003 and 2004, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statement of changes in shareholders’ equity. Other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period and unrealized gains or losses on marketable securities available for sale.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fairvalue-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company not yet determined whether the adoption of SFAS 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. The Company expects to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005. However, the Company does not expect the adoption of FAS 109-2 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 4). The Company will evaluate the impact of the accounting provisions of EITF 03-1 once final guidance is issued.

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

3.	Related Party Transactions

In April 2001, the Company loaned $150 to its chief executive officer. This loan, which was included in other assets, bore interest at the applicable federal rate as determined under Section 1274(d) of the Internal Revenue Code of 1986, as amended (the “IRC”), which was approximately 5.62% and 4.58% for the years ended December 31, 2002 and 2003, respectively. The loan was due on April 10, 2011. The principal amount of the loan, together with the accrued interest thereon, were repaid in full in March 2004.

In December 2003, the Company hired a new chief financial officer who also serves as a director of LookSmart Ltd., a provider of Internet search solutions and paid search inclusion services. During the month ended December 31, 2003 and the year ended December 31, 2004, the Company incurred expense of approximately $489 and $1,866, respectively, for paid search inclusion services provided by LookSmart, Ltd., which is included as a component of sales and marketing expenses. In June 2004, the Company’s chief financial officer resigned as a director of LookSmart Ltd. The Company believes that the prices it receives are on terms comparable to those that would be available from unaffiliated third parties. As of December 31, 2003 and December 31, 2004, the outstanding amount owed to LookSmart Ltd. was $982 and $12, respectively.

4.	Cash and cash equivalents and marketable securities

Available-for-sale investments at December 31, 2004 were as follows:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$29,338	$—	$—	$29,338
Cash equivalents:
Money market securities	$29,863	$—	—	$29,863

Total cash equivalents	29,863	$—	—	29,863
Total cash and cash equivalents	$59,201	$—	$—	$59,201

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable Securities
Corporate Securities	$19,672	$—	$(40)	$19,632
Municipal Securities	21,200	—	—	21,200
Government Securities	8,304	—	(4)	8,300
Commercial paper and repurchase agreements	32,974	—	(18)	32,956

Total Marketable Securities	$82,150	$—	$(62)	$82,088

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to the available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Corporate Securities	$19,632	$(40)
Government Securities	$8,300	$(4)
Commercial paper and agency notes	$32,956	$(18)

The following table summarizes the cost and estimated fair value of current debt securities and money market securities, classified by the contractual maturity of the security:

Estimated Fair Value
Due within one year	$85,030
Due within two years	4,121
Due after two years	22,800

Total	$111,951

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investment to meet our cash needs.

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2004
Computers, software and peripheral equipment	$8,569	$12,787
Office furniture and equipment	895	346
Leasehold improvements	524	363

	9,988	13,496
Less: accumulated depreciation and amortization	(6,735)	(7,784)

Property and equipment, net	$3,253	$5,712

Equipment acquired under capital lease obligations included in property and equipment comprised of the following:

	December 31,
	2003	2004
Computers, software and peripheral equipment	$353	$353
Less: Accumulated depreciation and amortization	(275)	(353)

	$78	$0

Depreciation for fiscal 2002, 2003 and 2004 was $2.4 million, $2.3 million and $2.5 million, respectively.

6.	Acquisitions

Epinions, Inc.

In April 2003, the Company completed the acquisition of Epinions, Inc. (“Epinions”), a Delaware corporation, pursuant to which the Company acquired all of the then outstanding shares of Epinions in exchange for 10,972,748 Series G Preferred Shares, 6,171,510 Series H Preferred Shares and 10,803,587 Series I Preferred Shares and options to purchase 1,302,674 ordinary shares. The assets of Epinions, Inc. and its results of operations have been included in the consolidated financial statements since that date. Epinions is a consumer-generated review service.

The Company has accounted for this acquisition using the purchase method of accounting, pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). The allocation of Epinions purchase price to the tangible and identified intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and managements estimate of fair value.

Cash	$10,305
Accounts receivable	1,549
Prepaid and other current assets	1,600
Property and equipment	553

Total assets acquired	$14,007
Liabilities assumed	1,346

Net tangible assets acquired	$12,661

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows:

Net tangible assets acquired	$12,661
Goodwill	16,814
Other intangible assets:
Review content	860
Software technology	250
Corporate trade name	300

Net assets acquired (including transaction costs of $385)	$30,885

The aggregate purchase price of $30,500, net of the capitalized transaction costs, reflects the mid-point of the valuation range of the aggregate preferred shares and stock options issued in the acquisition, as determined by management with the assistance of a third-party valuation firm, of which $165 represented the fair value of the stock options issued based on a Black-Scholes option pricing model. Since the exercise price of the stock options issued equaled the fair market value of the underlying ordinary shares on the date of grant, no deferred stock compensation was recorded in the allocation of the purchase price. The Company believes that none of the goodwill acquired in the acquisition will be deductible for tax purposes, since it was structured as a tax-free reorganization.

In accordance with FAS 141, the Company identified intangible assets, consisting of acquired review content, software technology and corporate trade name, the value of which were estimated with the assistance of a third-party valuation firm on the basis of the replacement cost and relief from royalties methods. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of two years. The excess of the purchase price over the fair value of the identified net assets acquired has been allocated to goodwill, which is reviewed on an annual basis for impairment.

As of December 31, 2004, the gross amounts and accumulated amortization of identified intangible assets, which are included in other assets, were as follows:

	Gross Amount	Accumulated Amortization	Carrying Value
Review content	$860	$735	$125
Software technology	250	228	22
Corporate trade name	300	256	44

Total	$1,410	$1,219	$191

Amortization expense related to identified intangible assets was $500 and $705 for the year ended December 31, 2003 and 2004, respectively. Estimated annual amortization expense for the year ending December 31, 2005 is $191.

The following unaudited pro forma financial information for the years ended December 31, 2002 and 2003 assumes the acquisition of Epinions, Inc. occurred as of the beginning of the period, after giving effect to certain adjustments, principally the amortization of intangible assets. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred or that may occur in the future had the acquisition been completed on such date.

	Year Ended December 31, (Unaudited)
	2002	2003
Revenues	$37,174	$71,029
Net (loss) income	(5,718)	7,968
Basic (loss) earnings per share	(1.39)	0.39
Diluted (loss) earnings per share	(1.39)	0.37

7.	Other Payables and Accrued Expenses

Other payables and accrued expenses consisted of the following:

	December 31,
	2003	2004
Customer deposits	$899	$1,425
Accrued taxes and related accruals	755	2,390
Accrued professional fees	342	537
Accrued relocation expenses	221	—
Accrued community costs	244	433
Other	219	644

Total	$2,680	$5,429

8.	Accrued Severance Liability

The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. After completing one full year of employment, the Company’s Israeli employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual.

The deposited severance pay funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these severance pay funds and insurance policies was $485 and $314 and is included in other assets as of December 31, 2003 and 2004, respectively. Severance pay expenses for the years ended December 31, 2002, 2003 and 2004 were approximately $262, $248, and $192, respectively.

9.	Stock Options

In January 1999, the Company adopted the 1999 Omnibus Stock Option and Restricted Stock Incentive Plan (the “1999 Plan”) pursuant to which stock options or restricted stock awards to purchase the Company’s Ordinary Shares may be granted to officers, employees, directors and consultants. In January 2003, the Company adopted the 2003 Omnibus Stock Option and Restricted Stock Incentive Plan (the “2003 Plan”), which amended and replaced the 1999 Plan. The compensation committee of the board of directors administers the 2003 Plan (the “Plan Administrator”).

In February 2004, the Company’s board of directors adopted and in June 2004, the Company’s shareholders approved, the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan became effective upon the consummation of the Company’s initial public offering and serves as the successor to the Company’s 2003 Plan. The 2004 Plan authorizes the award of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, restricted stock units and stock bonuses. The Plan Administrator administers the 2004 Plan.

In the event of a liquidation, dissolution or change in control transaction, except for options granted to non-employee directors, the options may be assumed or substituted by the successor company. Options that are not assumed or substituted will expire on the closing of the transaction or on the determination of the Plan Administrator. Options granted to non-employee directors accelerate in full upon a liquidation, dissolution or change in control transaction.

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

The exercise price of incentive stock options granted under the 2004 Plan may not be less than the fair market value of the underlying shares (110% of the fair market value in the case of a 10% voting shareholder) at the grant date. The exercise price of nonqualified stock options granted under the 2004 Plan may not be less than 85% of the fair market value of the underlying shares at the grant date. Stock options granted under the 2004 Plan are exercisable for ten years from the date of grant (five years in the case of a 10% voting shareholder). Vesting schedules for stock options granted under the 2004 Plan are determined by the Plan Administrator on the date of grant, generally over a four-year period.

Restricted stock awards issued under the 2004 Plan provide that shares awarded may not be sold or otherwise transferred until restrictions established by the underlying agreements have elapsed. Upon termination of employment, shares upon which restrictions have not lapsed are deemed forfeited by the grantee and transferred to and reacquired by the Company. The following table summarizes stock option and restricted share activity for the years ended December 31, 2002, 2003 and 2004:

	Shares Available for Grant	Number of Shares	Average Exercise Price
Options outstanding at December 31, 2001	188,004	1,802,614	1.08
Additional shares reserved	625,000	—	—
Granted	(536,100)	536,100	5.32
Exercised	—	(37,327)	(1.12)
Expired	14,593	(14,593)	(9.56)
Forfeited	122,397	(122,397)

Options outstanding at December 31, 2002	413,894	2,164,397	7.20
Additional shares reserved	2,692,906	—	—
Granted	(1,385,506)	1,385,506	1.76
Issued in connection with acquisition of Epinions	(1,302,674)	1,302,674	1.00
Restricted shares issued	(947,423)	—	—
Consultant shares issued	(2,150)	—	—
Exercised	—	(142,713)	(0.96)
Cancelled	1,136,951	(1,136,951)	(5.00)
Restricted shares forfeited	2,409	—	—
Forfeited	133,798	(133,798)	(3.52)

Options outstanding at December 31, 2003	742,205	3,439,115	1.88
Additional shares reserved	3,000,000	—	—
Granted	(1,017,771)	1,017,771	7.99
Exercised	—	(1,434,902)	(1.49)
Restricted shares forfeited	3,387	—	—
Forfeited	410,344	(410,344)	(3.90)

Options outstanding at December 31, 2004	3,138,165	2,611,640	$4.13

The following table summarizes information about stock options outstanding under the 2004 Plan and the 2003 Plan as of December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$0.24-$0.28	229,434	4.03	$0.24	229,434	$0.24
$1.00-$3.00	836,050	8.43	1.06	248,603	1.20
$3.50-$4.00	424,662	8.91	3.50	104,106	3.50
$5.00-$8.00	1,014,669	8.61	6.05	304,275	5.19
$12.00-$27.00	106,825	9.86	20.89	2,239	18.21

	2,611,640	8.25	$4.13	888,657	$2.63

The weighted average fair value of the stock options granted during the years ended December 31, 2002, 2003 and 2004 was $4.13, $2.09 and $4.13, respectively, as of the grant date.

As of December 31, 2003, the Company had 1,684,151 exercisable options.

For financial reporting purposes, the Company has determined that the estimated value of the ordinary shares determined in anticipation of the Company’s initial public offering was in excess of the exercise price, which was deemed to be fair market value as of the dates of grant. In connection with such grants, the Company recorded deferred stock compensation of $3,041 and $7,620 during the year ended December 31, 2003 and 2004, respectively. For the year ended December 31, 2003 and 2004, the amortization of this non-cash deferred stock compensation was $118 and $2.5 million, respectively.

In March 2002, the Company’s board of directors approved the repricing of 1,245,463 outstanding stock options with strike prices in excess of $5.00 to a strike price of $5.00. As a result of such repricing, and in accordance with FIN 44, the Company treated all repriced options as variable grants, which required the Company to record the difference in the intrinsic value of the options for each period in the Statements of Operations. No such charge was recorded as of December 31, 2002 since, in management’s opinion, there was no increase in the value of the underlying Ordinary Shares since the repricing date.

In August 2003, the Company offered employees who held stock options that had been repriced as discussed above, the opportunity to exchange such stock options for restricted ordinary shares based on an exchange ratio of one restricted share for every 1.2 stock options. In connection with this offer, the Company cancelled options to purchase an aggregate of 1,136,951 shares and issued an aggregate of 947,423 restricted ordinary shares, which are subject to vesting based on the original vesting schedules of the cancelled options. As of December 31, 2004, there remained options to purchase 5,332 Ordinary Shares that were subject to the repricing that were not exchanged for restricted shares. These options will continue to be subject to variable accounting treatment until they are exercised, forfeited or expire. In accordance with FIN 44, 189,528 ordinary shares, representing the excess of the number of ordinary shares underlying the cancelled stock options over the replacement restricted shares issued, are subject to variable accounting if replacement stock options are awarded during the six months prior or subsequent to the cancellation. As of December 31, 2004, 110,124 stock options were issued that were subject to such variable treatment.

As of December 31, 2003, the Company measured the deferred stock compensation charge relating to the issuance of the restricted shares at $1,857, based on the difference between the fair market value of the restricted shares on the grant date and the consideration paid by the employees, which will be recorded as an expense over the vesting period. During the year ended December 31, 2003 and 2004, the Company recorded $1,480 and $304, respectively, of non-cash compensation expense relating to the vesting of such restricted shares.

As of December 31, 2003 and 2004, the Company had 180,894 and 110,124 outstanding stock options, respectively, that were subject to variable accounting as provided for in FIN 44. During the year ended December 31, 2003 and 2004, the Company recorded a deferred stock compensation charge of $1,402 and $3,288, respectively, to record the difference in the exercise price of the options and the deemed fair market value of the underlying ordinary shares relating to such stock options, of which approximately $897 and $2,530, respectively, was amortized as stock compensation expense. These options will continue to be subject to variable accounting treatment until they are exercised, forfeited or expire.

During 2004, the Company accelerated the vesting of 22,500 stock options that were issued to an employee who passed away and extended the exercise period of 261 stock options that were issued to a former employee, and recorded stock-based compensation of $350 based on the difference between the deemed fair value of the underlying ordinary shares and the exercise price as of the date of acceleration. In addition, the Company accelerated the vesting of stock options for two employees in 2004, resulting in a stock based compensation charge of $500 based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

During the 2004, the Company issued 1,250 stock options to a consultant, which vest over four years. Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services” which requires that these stock options are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying stock options vest. In connection therewith, the Company recognized stock-based compensation of $21.

Employee Stock Purchase Plan

In February 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved, the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The 2004 ESPP became effective upon the consummation of the Company’s initial public offering in October 2004. The Company reserved 300,000 ordinary shares for issuance under the 2004 ESPP. The 2004 ESPP permits each eligible employee, as defined, to purchase ordinary shares of the Company through payroll deductions, provided that the aggregate amount of each employee’s payroll deductions does not exceed 15% of his cash compensation. The ESPP consists of 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The 2004 ESPP will be administered by the compensation committee of the board of directors.

The number of shares reserved for issuance under the 2004 ESPP will increase automatically on January 1 of each year, starting in 2006 and ending with 2015, by an amount equal to the lesser of: 750,000 or 1% of the Company’s total outstanding Ordinary Shares as of the immediately preceding December 31. The Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year. The 2004 ESPP will terminate when all shares reserved for sale have been sold, unless terminated earlier by the Company’s board of directors. As of December 31, 2004, there were no shares issued in 2004 under the 2004 ESPP.

10.	Restructuring and Other Charges

In September 2003, the Company announced that it was relocating its U.S. global headquarters to Brisbane, California. In connection therewith and in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), the Company recorded a charge of $1,019 in 2003 and $612 in 2004 related to this restructuring activity. The plan included the planned termination of 29 employees, of which 15 were in research and development, 12 were in sales and marketing and 2 were in general and administrative functions. The plan principally impacted the Company’s New York and Israel offices.

The restructuring recorded during the year ended December 31, 2003 and 2004 is comprised of the following:

	December 31
	2003	2004
Employee severance and other termination benefits	$343	$91
Relocation costs	676	521

Total	$1,019	$612

The following is a reconciliation of the remaining accrued liability as of December 31, 2004:

	Employee Severance and Other Termination Benefits	Relocation Costs	Total
Beginning balance as of January 1, 2003	$—	$—	$—
Add: restructuring and relocation costs incurred in 2003	343	676	1,019
Less: Amount paid during the year ended December 31, 2003	(230)	(450)	(680)

Balance as of December 31, 2003	$113	$226	$339
Add: restructuring and relocation costs incurred in 2004	91	521	612
Less: Amount paid during the year ended December 31, 2004	(204)	(716)	(920)

Ending balance	$—	$31	$31

The Company expects to make payments on the remaining accrued relocation by March 31, 2005.

11.	Income Taxes

Deferred tax assets are comprised of the following:

	December 31,
	2003	2004
Net operating loss carryforwards	$29,373	$29,733
Depreciation and other	1,181	1,189
Reserves	579	593
Credits	515	1,051
Capitalized start-up costs	373	—

Gross deferred tax assets	32,021	32,566
Deferred tax liability	(347)	(87)
Less: valuation allowance	(31,674)	(32,479)

Net deferred tax asset	$—	$—

FAS 109 requires that a valuation allowance be recorded when it is more likely than not that deferred tax assets will not be realized. FAS 109 also provides that deferred tax assets arising from net operating loss carryforwards must be valued based on the statutory tax rate that is in effect in the period that the tax losses reverse or will be utilized. Since, as noted below, the Company has qualified as an Approved Enterprise in Israel, the statutory tax rate at which its Israeli tax losses reverse is 0%. Since the Company has incurred net losses and future income is uncertain, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2003 and 2004.

In accordance with FAS 109, deferred tax assets of approximately $13.5 million were recorded during 2003 in connection with the acquisition of Epinions, Inc. The Company has recorded a full valuation allowance against these deferred tax assets. A portion of the valuation allowance will be released to the extent that the realization of the deferred tax assets becomes more likely than not. Any such release will be recorded as an increase in goodwill and will not be recorded in the Statements of Operations.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$—	$100	$169
State	—	50	19
Foreign	—	8	61

Total current	—	158	249
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$—	$158	$249

The Company’s effective tax rate differed from the federal statutory tax rate for December 31, 2003 and 2004 as follows:

	Year Ended December 31,
	2003	2004
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	-4.4%	2.6%
Disqualified dispositions	0.0%	-22.3%
Stock based compensation	0.0%	5.4%
Foreign income at other than U.S. tax rate	0.2%	2.4%
Change in valuation allowance	44.8%	6.6%
Tax holiday	-74.7%	-35.0%
Change in tax reserves	1.4%	0.8%
Other	0.9%	7.5%

Provision for taxes	2.2%	2.0%

As of December 31, 2003, the Company had combined net operating loss carryforwards of approximately $74 million for federal and $66 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2019 for federal purposes and 2006 for state purposes. The Company has research credit carryforwards of approximately $789 and $397 for federal and state income tax purposes, respectively. If not utilized, the federal credits carryforward will expire in various amounts beginning in 2019. The California credits can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change of ownership, utilization of the carryforwards is restricted. Prior to December 31, 2002, the Company experienced ownership changes as defined in Section 382 of the Internal Revenue Code (the “IRC”) that limited approximately $31.7 million of net operating loss carryforwards to an annual limitation of approximately $2.9 million.

In addition, due to the Company’s acquisition of Epinions, Inc. in April 2003, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $28 million, which expire beginning in 2019. The Epinions Section 382 pre-ownership change net operating loss carryforwards are subject to an annual limitation of approximately $2.3 million in the first five years after the acquisition and $1.4 million for subsequent years.

The Company’s pre-ownership change federal and state research credit carryforwards are also subject to an annual limitation as defined in Section 383 of the Internal Revenue Code. The annual limitation, however, exceeds the total amount of research credit carryforwards.

As of December 31, 2004, the Company had generated Israeli net operating loss carryforwards of approximately $47.8 million, which do not expire. As of December 31, 2004, the Company had generated net operating loss carryforwards of approximately $1.8 million and $6.2 million in the U.K. and Germany, respectively.

The Company has received approval as an Approved Enterprise in Israel under the Law for the Encouragement of Capital Investments, 1959, for certain investment programs and is therefore eligible for certain Israeli tax benefits. Pursuant to these benefits, the Company may enjoy a tax exemption from Israeli taxes on the portion of the income attributed to each investment program during the first two years in which the investment program produces taxable income, subject to certain timing restrictions, provided that it does not distribute such income as a dividend. In addition, the Company will enjoy a reduced tax rate of 10% to 25% for the next five to eight years.

The period of tax benefits detailed above is subject to limits of the earlier of 12 years from the commencement of production, or 14 years from receiving the approval. The entitlement to the above benefits is conditional upon the Company’s fulfilling the conditions stipulated by the law and the regulations published thereunder, and the instruments of approval for the specific investments in Approved Enterprises. If the Company fails to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

Should the Company derive income in Israel from sources other than the Approved Enterprise during the period of benefits, such income will be taxable at regular Israeli corporate tax rate of 36%.

The Israeli corporate tax rate was reduced in July 2004, from 36% to 35% for 2004, 34% for 2005, 32% in 2006 and 30% in 2007 and thereafter.

12.	Supplemental Cash Flow Information

Equipment acquired under capital lease

During 2002, the Company acquired equipment under capital leases in the amount of $353.

Other

	Year Ended December 31,
	2002	2003	2004
Cash paid during the year for:
Interest	$386	$32	$18
Income Taxes	$—	$23	$85
Non cash financing activities:
Issuance of stock for acquisitions	$—	$30,500	$—

13.	Commitments and Contingencies

Leases

The Company leases office and equipment under noncancelable operating leases with various expiration dates through 2009. Rent expense for the year ended December 31, 2002, 2003 and 2004 amounted to approximately $951, $897, and $1,314, respectively. Future minimum lease payments under noncancelable leases at December 31, 2004 were as follows:

Years ending December 31,
2005	$1,046
2006	1,176
2007	958
2008	895
2009	910
Thereafter	1,171

Total minimum lease payments	$6,156

Contingencies

On January 19, 2005, a group of former holders of shares of Epinions, Inc. common stock filed a lawsuit in Superior Court of the State of California, County of San Francisco, Nirav Tolia, the Company’s former Chief Operating Officer and a former member of the Company’s board of directors, certain members of the board of directors who formerly were members of the Epinions board of directors, certain former holders of Epinions preferred stock, some of which are our significant shareholders and the Company. Among other things, plaintiffs claim that they were damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duties in connection with the Company’s April 2003 acquisition of Epinions. The acquisition was consummated following a fairness hearing before the California Department of Corporations and approval by substantial majorities of the Epinions preferred and common stock. As a result of the acquisition, holders of Epinions preferred stock received shares of the Company’s preferred stock and certain Epinions employees that were hired by the Company received options to purchase the Company’s ordinary shares. The Epinions common stock was cancelled without consideration as part of the acquisition. The plaintiffs are seeking rescission of the acquisition or, in the alternative, to be paid damages. The plaintiffs are also seeking to recover punitive damages and to impose a constructive trust on misappropriated property, among other remedies. The Company believes that the allegations of this lawsuit are without merit and we intend to defend vigorously against this matter.

After the initial filing of the registration statement for the Company’s initial public offering, the conversion ratios of the Company’s Series D and Series E Shares were changed. The largest holder of Series D Shares and the principal holder of Series E Shares offered to release the Company from its agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, if the Company and the shareholders agreed to modify the conversion ratios of the Series D and Series E Shares to cause the issuance of more Ordinary Shares to all holders of those series of preferred shares upon their automatic conversion in the Company’s initial public offering at prices below $16.00 per share. That amendment was implemented with the approval of the Company’s board of directors and shareholders. If that amendment constituted an offer and sale of securities in violation of the federal and state securities laws, the holders of Series D and Series E Shares may have rights to bring claims against the Company for rescission rights or damages. The value of the consideration surrendered by the shareholders in exchange, and therefore the magnitude of any related claim for rescission or damages, is uncertain. One measure of rescission or damages is the value of the consideration surrendered by former holders of Series D or Series E Shares; if value is equivalent to the value of the additional ordinary shares ultimately issued as a result of the amendment, the that value is $7.2 million plus interest (at the $18.00 per share initial public offering price). However, the Company cannot offer any assurance that the extent of its exposure to claims would be limited to this amount, or calculated according to these assumptions. Accordingly, the Company has not recorded any provision with regard to these potential claims.

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

14.	Geographic Segment Information

The Company has determined that it has a single operating segment. The Company’s chief operating decision maker, its chief executive officer, reviews financial information and makes resource allocation decision on a combined basis. The Company’s operating segment is designing, developing, selling and marketing its comparison shopping service. As such, no operating segments have been aggregated. The Company maintains development operations in the United States and Israel. The Company’s sales and marketing operations are maintained in the United States and Europe. The Company attributes geographic revenues based on the entity that records the revenue.

Geographic information for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Year Ended December 31,
	2002	2003	2004
Net revenues:
United States	$26,485	$59,634	$84,094
Europe	2,570	7,405	14,856

	$29,055	$67,039	$98,950

	Year Ended December 31,
	2002	2003	2004
Long-lived assets:
United States	$455	$3,327	$6,274
Israel	311	648	1,035
Europe	92	181	500

	$858	$4,156	$7,809

15.	Defined Contribution Plan

The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the IRC. Eligible U.S. employees may contribute a percentage of their pretax salaries, subject to certain IRC limitations. The plan provides for employer matching contributions to be made at the discretion of the board of directors. No employer matching contributions were made during the years ended December 31, 2002 and 2003. During the year ended December 31, 2004, the Company made matching contributions of $168.

16.	Stockholders’ Equity

Stock Split

The Company’s board of directors and shareholders approved in May 2004 and June 2004, respectively, a reverse stock split of 1-for-4 Ordinary Shares. All share, per share and stock option data information in the accompanying consolidated financial statements has been retroactively restated for all periods to reflect the reverse stock split.

Revised Articles of Association

In May 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved, revisions to its articles of association that amend (i) the definition of a Qualified IPO to be an initial public offering of the Company’s Ordinary Shares that raises net proceeds for the Company of a minimum of $30 million and (ii) the conversion ratios of certain classes of Preferred Shares, such that holders of the Series A Shares, Series B Shares, Series C Shares and Series F Shares will have the right at any time to convert such shares to Ordinary Shares on a 0.25-to-1 basis, holders of Series D Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.30943 Ordinary Shares for each Series D Share, holders of Series E Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.34053 Ordinary Shares for each Series E Share, and the holders of Series G, H and I Preferred Shares will have the right at any time to convert such shares to Ordinary Shares at the rate of 0.25985 Ordinary Shares for each such Preferred Share (“Conversion Scenario I”). Preferred Shares were automatically converted into Ordinary Shares at the conversion ratio then in effect contemporaneously with the consummation by the Company of the initial public offering. The modification of the conversion ratios represented by this amendment was treated as an induced conversation of Preferred Shares and as a result, the Company recorded a deemed dividend upon the closing of its initial public offering.

As of December 31, 2004, the Company’s authorized capital consisted of 90,952,040 preferred shares and 125,000,000 ordinary shares, NIS 0.01 par value per share.

17.	Initial Public Offering

In October 2004, the Company completed its initial public offering of 5,060,084 ordinary shares at an initial public offering price of $18.00 per share. The Company provided underwriters of the initial public offering with an option to purchase up to an additional 1,030,674 ordinary shares at the same price, which was exercised on October 28, 2004. All of the Company’s outstanding preferred shares converted into 16,857,911 ordinary shares. As a result of such conversion, and in accordance with EITF 98-5, the Company recorded an additional deemed non-cash dividend of $10.5 in the second quarter and $7.2 million during the fourth quarter.

SHOPPING.COM LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(U.S. Dollars in thousands)

The following table summarizes the allowance for doubtful accounts as of December 31, 2002, 2003 and 2004:

	December 31,
	2002	2003	2004
Beginning balance	$650	$1,069	$677
Additions	1,216	741	517
Write-offs	(797)	(1,133)	(543)

Ending balance	$1,069	$677	$651

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal controls.    There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III. OTHER INFORMATION

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the information concerning our Code of Conduct as described below, the information required for this Item is incorporated by reference from our Proxy Statement to be filed for our June 2005 Annual General Meeting of Shareholders.

We have adopted a code of ethics, which we call our Code of Conduct that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer/controller, and persons performing similar functions. The Code of Conduct is available on our website at http://investor.shopping.com/downloads/conduct.pdf. We intend to post at this address any future amendments or waivers of our Code of Conduct that would otherwise be required to be disclosed in Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our June 2005 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our June 2005 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our June 2005 Annual General Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our June 2005 Annual General Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements—See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules—Schedule II—Valuation and Qualifying Accounts

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Incorporation by Reference
Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

2.01	Agreement and Plan of Merger, dated as of February 9, 2003, by and among Epinions, Inc., DealTime Merger Sub 1, Inc. and Registrant.		S-1	333-113846	03/23/2004

3.01	Memorandum of Association of Registrant (English translation).		S-1	333-113846	03/23/2004

3.03	Articles of Association of Registrant.		S-1/A	333-113846	05/26/2004

4.01	Specimen of certificate for Ordinary Shares.		S-1/A	333-113846	05/26/2004

4.02	Third Amended and Restated Shareholders Rights Agreement, dated as of April 10, 2003, by and among Registrant and certain shareholders of Registrant.		S-1	333-113846	03/23/2004

10.01*	2003 Omnibus Stock Option and Restricted Stock Incentive Plan (amending and replacing the 1999 Omnibus Stock Option and Restricted Stock Incentive Plan) and form of option grant.		S-1	333-113846	03/23/2004

10.02*	2004 Equity Incentive Plan.		S-1/A	333-113846	05/26/2004

10.03*	Forms of Notice of Option Grant and Stock Option Agreement for Non-Executives and Executives.		8-K		01/31/2005

10.04	2004 Employee Stock Purchase Plan.		S-1/A	333-113846	05/26/2004

10.05	Commercial Lease Agreement, dated October 7, 2002, between Am Ram Development South Netanya Ltd. and DealTime Ltd. (now Shopping.com Ltd.) (English translation).		S-1/A	333-113846	03/23/2004

10.06	Office Lease Agreement, dated as of November 1, 2003, by and between Sierra Point, LLC and Shopping.com (California), Inc.		S-1/A	333-113846	03/23/2004

10.07†	Advertising Services Agreement, dated as of August 1, 2002, as amended on April 23, 2003, by and between Google Technology, Inc. (now Google, Inc.) and DealTime, Inc. (now Shopping.com, Inc.).		S-1/A	333-113846	09/24/2004

10.08†	Google Services Agreement, dated as of December 7, 2004, by and between Google, Inc. and Shopping.com UK Ltd.	X

10.09†	Google Services Agreement, dated as of February 22, 2003, by and between Google Technology, Inc. (now Google, Inc.) and Epinions, Inc. (now Shopping.com (California), Inc.).		S-1/A	333-113846	09/10/2004

10.10†	Amendment Number One, dated February 21, 2005, to Google Services Agreement, dated February 22, 2003, by and between Google, Inc. and Shopping.com, Inc.	X

Incorporation by Reference
Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.11*	Amended and Restated Employment Agreement, dated as of December 31, 2000, by and between Daniel Ciporin and DealTime, Inc. (now Shopping.com, Inc.).		S-1	333-113846	03/23/2004

10.12*	Amended and Restated Employment Agreement, dated as of December 31, 2001, as amended on April 15, 2003, by and between Ignacio Fanlo and DealTime, Inc. (now Shopping.com, Inc.).		S-1	333-113846	03/23/2004

10.14*	Employment Agreement, dated as of December 1, 2003, by and between Greg Santora and Shopping.com (California), Inc.		S-1	333-113846	03/23/2004

10.15*	Form of Indemnification Agreement between Shopping.com Ltd. and each of its directors and officers.		S-1/A	333-113846	04/15/2004

10.16†	Form of Google Insertion Order		S-1/A	333-113846	04/15/2004

10.17†	Insertion Order, dated as of November 6, 2003, by and between Google Technology, Inc. (now Google, Inc.) and Epinions, Inc. (now Shopping.com (California), Inc.).		S-1/A	333-113846	06/10/2004

10.18†*	2004 Performance Incentive Plan.		S-1/A	333-113846	09/29/2004

10.19*	Description of Director Compensation.	X

21.01	Subsidiaries of Registrant.		S-1/A	333-113846	09/09/2004

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	X

23.02	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.	X

24.01	Powers of Attorney (included in the signature page).	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certification of Chief Executive Officer	X

32.02	Section 1350 Certification of Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement in which the Registrant’s executive officers or directors may participate.

†	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

SHOPPING.COM LTD.

By:	/s/ GREG J. SANTORA
Greg J. Santora
Chief Financial Officer

Date: March 22, 2005

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Daniel T. Ciporin and Greg J. Santora as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ DANIEL T. CIPORIN Daniel T. Ciporin	Chief Executive Officer and Chairman of the Board of Directors	March 22, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ GREG J. SANTORA Greg J. Santora	Chief Financial Officer	March 22, 2005

Additional Directors:

/s/ ALEX W. “PETE” HART Alex W. “Pete” Hart	Director	March 22, 2005

/s/ ELIZABETH CROSS Elizabeth Cross	Director	March 22, 2005

/s/ MICHAEL A. EISENBERG Michael A. Eisenberg	Director	March 22, 2005

/s/ J. WILLIAM GURLEY J. William Gurley	Director	March 22, 2005

Name	Title	Date

/s/ JOHN JOHNSTON John Johnston	Director	March 22, 2005

/s/ REINHARD LIEDL Reinhard Liedl	Director	March 22, 2005

/s/ ANN MATHER Ann Mather	Director	March 22, 2005

/s/ LORRIE NORRINGTON Lorrie Norrington	Director	March 22, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.08†	Google Services Agreement, dated as of December 7, 2004, by and between Google, Inc. and Shopping.com UK Ltd.

10.10†	Amendment Number One, dated February 21, 2005, to Google Services Agreement, dated February 22, 2003, by and between Google, Inc. and Shopping.com, Inc.

10.19*	Description of Director Compensation.

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.02	Consent of Kesselman & Kesselman, Independent Registered Public Accounting Firm.

24.01	Power of Attorney (see signature page)

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Chief Executive Officer

32.02	Section 1350 Certification of Chief Financial Officer

†	Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.

*	Indicates management contract or compensatory plan or arrangement in which the Registrant’s executive officers or directors may participate.