Form 10-Q
period 2005-03-31
SHOPPING COM LTD
filed 2005-05-16
CIK 1108482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number: 000-50964

SHOPPING.COM LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	98-0436245
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Zoran Street

Netanya 42504, Israel

(Address of Principal Executive Offices and Zip Code)

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

As of May 1, 2005, there were 29,657,977 shares of the Registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

SHOPPING.COM LTD

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shopping.com Ltd.

Consolidated Balance Sheets - Unaudited

U.S. dollars in thousands (except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,017	$59,201
Marketable securities	95,837	82,088
Accounts receivable, net of allowance for doubtful accounts of $754 and $677 at March 31, 2005 and December 31, 2004, respectively	13,378	15,577
Prepaid expenses and other current assets	2,132	2,281

Total current assets	158,364	159,147
Property and equipment, net	6,507	5,712
Goodwill	16,814	16,814
Restricted cash	95	87
Other assets	2,305	2,288

Total assets	$184,085	$184,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,647	$1,565
Payroll and benefit related liabilities	2,476	4,238
Accrued marketing expenses	5,406	7,914
Other payables and accrued expenses	5,081	5,429

Total current liabilities	14,610	19,146
Accrued severance liability	458	427

Total liabilities	15,068	19,573

Commitments and contingencies (Note 8)

Shareholders’ equity:
Ordinary shares, NIS 0.01 par value; 125,000,000 shares authorized, 29,631,344 and 29,571,829 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	74	74
Additional paid-in capital	323,025	323,600
Deferred stock compensation	(7,264)	(8,700)
Accumulated other comprehensive loss	(1,517)	(1,336)
Accumulated deficit	(145,301)	(149,163)

Total shareholders’ equity	169,017	164,475

Total liabilities and shareholders’ equity	$184,085	$184,048

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Statements of Operations (Unaudited)

U.S. dollars in thousands (except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$28,866	$20,985

Operating expenses
Cost of revenues	1,522	1,084
Research and development	3,053	2,500
Sales and marketing	16,652	10,449
General and administrative	3,763	2,362
Stock-based compensation	398	2,012
Amortization of intangibles	176	176
Restructuring and other charges	—	319

Total operating expenses	25,564	18,902

Income from operations	3,302	2,083
Interest and other income (expense), net	607	168

Income before income taxes	3,909	2,251
Provision for income taxes	(47)	(6)

Net income	3,862	2,245

Basic net income per share	$0.13	$0.10

Diluted net income per share	$0.12	$0.09

Weighted average number of ordinary shares used in computing basic net income per share	29,564	21,433

Weighted average number of ordinary shares used in computing diluted net income per share	31,607	24,021

Stock-based compensation charge can be allocated to the following:
Cost of revenues	$31	$359
Research and development	(35)	292
Sales and marketing	(130)	593
General and administrative	532	768

Total non-cash stock compensation	$398	$2,012

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$3,862	$2,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923	496
Non-cash charge for issuance of equity compensation	398	2,012
Loss on sale of fixed assets	11	—
Foreign exchange loss (gains), net	274	(109)
Amortization of purchased intangible assets	176	176
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	2,115	3,155
Decrease (increase) in prepaid expenses and other assets	179	(765)
(Decrease) increase in accounts payable	82	(2,092)
Decrease in other liabilities and accrued expenses	(4,540)	(273)
(Decrease) increase in accrued severance liability	33	(118)

Net cash provided by operating activities	3,513	4,727

Cash flows used in investing activities:
Purchases of property and equipment, net	(1,580)	(1,291)
Capitalization of software	(394)	(383)
Decrease (increase) in restricted cash	(8)	1,361
Purchase of marketable securities	(50,447)	—
Maturities and sales of marketable securities	36,493	—

Net cash used in provided by investing activities	(15,936)	(313)

Cash flows from financing activities:
Initial public offering costs	(4)	—
Proceeds from purchase of ESPP shares	403	—
Proceeds from exercise of stock options	61	758

Net cash provided by financing activities	460	758

Net (decrease) increase in cash and cash equivalents	(11,963)	5,172
Effect of exchange rates on cash and cash equivalents	(221)	59
Cash and cash equivalents, beginning of period	59,201	25,699

Cash and cash equivalents, end of period	$47,017	$30,930

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

1.	Organization and Operations

Shopping.com Ltd., (the “Company”) was incorporated in 1997 under the laws of the State of Israel and commenced operations in 1998. The Company is a leading online comparison shopping service. Through its websites, including www.shopping.com, www.dealtime.com, www.epinions.com, www.uk.shopping.com and other network sites, consumers find, compare and buy products from merchants and merchants locate consumers seeking to buy their products. For merchants and other listing providers, Shopping.com delivers qualified buyers and lower customer acquisition costs. For consumers, Shopping.com supplies product information and a helpful way to search for the right product at the best price.

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

2.	Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements at that date. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management involve the assessment of collectibility of accounts receivable in the determination of the allowance for doubtful accounts, the computation of the Company’s effective tax rate and deferred tax assets and liabilities and the valuation and useful lives of capitalized software and long-lived assets. Actual results can differ from those estimates.

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

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

Transactions and balances originally denominated in U.S. Dollars by the Company are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. Dollars at the spot rate, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statements of operations as other income or expense, as appropriate. For the three months ended March 31, 2004 and 2005, such amounts were not material.

The functional currencies of the Company’s U.K., Germany and former Japanese subsidiaries are the respective local currencies. Accordingly, their respective financial statements have been translated into U.S. Dollars by translating assets and liabilities at period-end exchange rates, shareholders’ equity at historical exchange rates and statement of operations accounts at average exchange rates for the period. Foreign currency translation gains and losses are reflected in the shareholders’ equity section of the Company’s consolidated balance sheet as accumulated other comprehensive income (loss).

Amounts in the consolidated financial statements representing the U.S. Dollar equivalents of balances denominated in other currencies do not necessarily represent their real or economic value in U.S. Dollars.

Cash Equivalents and Marketable Securities

Cash equivalents consist of investments in highly liquid short-term instruments with original maturities of three months or less and are stated at cost. The Company classifies all of its cash equivalents and marketable securities as “available-for-sale.” The Company carries these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are components of shareholders’ equity. Gains and losses are recognized when realized in the Company’s consolidated statements of income.

Marketable securities consist of corporate, government, municipal and money market funds.

It is the Company’s policy to review its marketable securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership of each company we invest in. If the Company believes that an other-than-temporary decline exists in one of its marketable securities, it is the Company’s policy to write down these investments to the market value and record the related write-down as an investment loss on our consolidated statements of operations.

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

Capitalized Software Costs

The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. During the three months ended March 31, 2004 and 2005, the Company capitalized $383 and $394, respectively, which is being capitalized over an estimated useful life of two year period. For the three months ended March 31, 2004 and 2005, the Company recorded $44 and $166 of amortization expense, respectively, which is included as a component of research and development expense.

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. Any impairment loss is recognized in the statement of operations. The Company did not record any such impairment during the three ended March 31, 2004 and 2005.

As of March 31, 2005, the gross amounts, accumulated amortization, and carrying value of identified intangible assets that arose in the acquisition of Epinions in April 2003 and are included in other assets were as follows:

	Gross Amount	Accumulated Amortization	Carrying Value
Review content	$860	$842	$18
Software technology	250	247	3
Corporate trade name	300	294	6

Total	$1,410	$1,383	$27

Amortization expense related to identified intangible assets was $176 for both the three months ended March 31, 2004 and 2005. Estimated amortization expense for the three months ending June 30, 2005 is $27.

Advertising Costs

Advertising costs included in sales and marketing expenses, which include the costs associated with the Company’s online advertising campaigns, are expensed as incurred and amounted to $8,055 and $13,423 for the three months ended March 31, 2004 and 2005, respectively.

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

The Company applies FAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) with respect to options issued to non-employees. FAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

The following table provides a reconciliation of net income to pro forma net income as if compensation cost for stock options granted to employees had been determined using the fair value method prescribed by FAS 123. The estimated fair value of each stock option is calculated using the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$3,862	$2,245

Add: Stock-based employee compensation expense Included in net income, as reported	(437)	1,901

Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards calculated with the use of a Black-Sholes option-pricing model	(2,090)	(787)

Pro forma net income	$1,335	$3,359

Basic net income per share:
As reported	$0.13	$0.10

Pro forma	$0.05	$0.16

Diluted net income per share:
As reported	$0.12	$0.09

Pro forma	$0.04	$0.14

The following weighted average assumptions were used: (1) risk-free interest rate of 2.9%, and 3.8% for the three months ended March 31, 2004 and 2005, respectively; (2) dividend yield of 0.00%; (3) expected life of five years and four years for the three months ended March 31, 2004 and 2005, respectively; and (4) volatility of 100%.

Earnings per Share

Basic net income per share (“Basic EPS”) is computed by dividing net income available to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security. The Company did not have any participating securities as of March 31, 2005. As of March 31, 2004, the only participating security was the convertible preferred shares.

Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential ordinary shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

As of March 31, 2004, the Company had outstanding convertible preferred shares, warrants to purchase convertible preferred shares and stock options to purchase an aggregate of 18,724,950 ordinary shares, which were not included in the calculation of Diluted EPS for the three months ended March 31, 2004 due to the anti-dilutive nature of these instruments.

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2004 and 2005.

	Three Months Ended March 31,
	2005	2004
Numerator
Net income	$3,862	$2,245

Denominator
Denominator for basic calculation, weighted average ordinary shares	29,564	5,558
Weighted average dilutive preferred shares	—	15,875

Denominator for basic calculation, weighted average shares	29,564	21,433
Potential ordinary shares attributable to stock options	2,038	2,463
Potential ordinary shares attributable to ESPP	5	—
Potential ordinary shares attributable to deferred stock compensation	—	125

Denominator for diluted calculation, weighted average shares	31,607	24,021

Net income per share
Basic net income per share	$0.13	$0.10

Diluted net income per share	$0.12	$0.09

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in shareholders’ equity. SFAS 130 requires the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign translation adjustments, to be added to our net income (loss) to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented on our consolidated statement of operations. Comprehensive net income was as follows for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$3,862	$2,245

Other comprehensive loss:
Foreign currency translation adjustment	25	(31)
Unrealized loss on marketable securities	(268)	—

Comprehensive income	$3,619	$2,214

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2004 and March 31, 2005, the carrying amounts of cash and cash equivalents approximated their fair values, due to the short-term maturities of these instruments. At December 31, 2004 and March 31, 2005, the fair value of marketable securities are determined using quoted market prices.

Concentration of Credit Risk and Significant Customers

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

The Company’s accounts receivable are derived from lead referral revenue and advertising contracts. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company does not generally require collateral from its customers and substantially all of its trade receivables are unsecured. The Company maintains an allowance for doubtful accounts receivable based upon management’s experience and estimate of collectibility of each account. The risk of collection associated with trade receivables is mitigated by the variety and number of customers. In addition, since 2002, the Company has required customers with poor or insufficient credit histories to provide it with payment in advance of delivery of services to further mitigate collection risk.

During the three months ended March 31, 2004 and 2005, a single customer, Google, Inc., accounted for 40% and 44%, respectively, of the Company’s revenues and 34% and 29% of the Company’s accounts receivable as of December 31, 2004 and March 31, 2005, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004, Share-Based Payment (“FAS 123R”) which replaced FAS 123 and superseded APB 25. FAS 123R requires the measurement of all employee

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R are effective for fiscal years beginning after June 15, 2005. We are required to adopt FAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three months ended March 31, 2004 and 2005, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”)” (“FAS 109-1”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FAS 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Cash and cash equivalents and marketable securities

As discussed in Note 2, “Concentration of Credit Risk and Significant Customers,” our portfolio of short-term investments consists of investment-grade securities consisting of cash and cash equivalents and investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer.

Available-for-sale investments at March 31, 2005 were as follows:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$30,638	$—	$—	$30,638
Cash equivalents:
Commercial paper	$10,267	—	—	10,267
Money market funds	83	—	—	83
Repurchase agreements	6,029	—	—	6,029

Total cash equivalents	16,379	$—	—	16,379

Total cash and cash equivalents	$47,017	$—	$—	$47,017

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable Securities
Corporate Securities	$28,061	$—	$(134)	$27,927
Municipal Securities	21,499	1	—	21,500
Government Securities	11,368	—	(39)	11,329
Money Market Funds	35,175	—	(94)	35,081

Total Marketable Securities	$96,103	$—	(267)	$95,837

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to the available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005:

	Less Than 12 Months
	Fair Value	Gross Unrealized Gains/(Losses)
Corporate Securities	$28,061	$(134)
Municipal Securities	21,499	1
Government Securities	11,368	(39)
Money Market Funds	35,175	(94)

The following table summarizes the cost and estimated fair value of current debt securities and money market funds, classified by the contractual maturity of the security:

Estimated Fair Value
Due within one year	$82,154
Due within two years	8,562
Due within two years	21,500

Total	$112,216

4.	Capitalization

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

The number of shares reserved for issuance under the 2004 ESPP will increase automatically on January 1 of each year, starting in 2006 and ending with 2015, by an amount equal to the lesser of: 750,000 or 1% of the Company’s total outstanding ordinary shares as of the immediately preceding December 31. The Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year. The 2004 ESPP will terminate when all shares reserved for sale have been sold, unless terminated earlier by the Company’s board of directors. In February 2005, the Company issued 27,619 shares issued under the 2004 ESPP.

5.	Restructuring and Other Charges

In September 2003, the Company announced that it was relocating its global headquarters to Brisbane, CA. In connection therewith and in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), the Company recorded a charge of $319 during the three months ended March 31, 2004. There was no restructuring charge recorded during the three months ended March 31, 2005. The plan principally impacted the Company’s New York and Israel offices and was substantially completed during Q4 2003.

The restructuring recorded during the three months ended March 31, 2004 was comprised of the following:

Employee severance and other termination benefits	$42
Relocation costs	277

Total	$319

The following is a reconciliation of the remaining accrued liability as of March 31, 2005:

	Employee Severance	Relocation costs	Total
Beginning balance as of January 1, 2003	$—	$—	$—
Add: restructuring and relocation costs incurred in 2003	343	676	1,019
Less: amount paid during the year ended December 31, 2003	(230)	(450)	(680)

Balance as of December 31, 2003	113	226	339
Add: restructuring and relocation costs incurred in 2004	91	521	612
Less: Amount paid during the year ended December 31, 2004	(204)	(716)	(920)

Ending balance	—	31	31

Activity for the three months ended March 31, 2005	—	—	—

	$—	$31	$31

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

The Company expects to make payments on the remaining accrued relocation costs by December 31, 2005.

6.	Other payables and accrued liabilities

Other payables and accrued expenses consisted of the following:

	March 2005	December 2004
Customer deposits	$1,452	$1,425
Accrued taxes and related accruals	1,711	2,390
Accrued professional fees	637	537
Accrued community costs	394	433
Other	887	644

Total	$5,,081	$5,429

7.	Geographic Segment Information

The Company is active in one business segment: designing, developing, selling and marketing its comparative shopping service. The Company maintains development operations in the United States and Israel. The Company’s sales and marketing operations are maintained in the United States and Europe. The Company attributes geographic revenues based on the entity that records the revenue.

Geographic information for the revenues for the three months ended March 31, 2004 and 2005 and for identifiable long-lived assets as of December 31, 2004 and March 31, 2005 are as follows:

	Three Months Ended March 31,
	2005	2004
Net revenues:
United States	$24,470	$17,677
Europe	4,396	3,308

	$28,866	$20,985

	March 31, 2005	December 31, 2004
Identifiable Long-lived assets:
United States	$6,792	$6,274
Israel	1,065	1,035
Europe	928	500

	$8,785	$7,809

Shopping.com Ltd.

Notes to Consolidated Financial Statements (Unaudited)

U.S. dollars in thousands (except share and per share data)

8.	Contingencies

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

On January 19, 2005, a group of former holders of shares of Epinions, Inc. common stock filed a lawsuit in Superior Court of the State of California, County of San Francisco, Nirav Tolia, the Company’s former Chief Operating Officer and a former member of the Company’s board of directors, certain members of the board of directors who formerly were members of the Epinions board of directors, certain former holders of Epinions preferred stock, some of which are our significant shareholders, and the Company. Among other things, plaintiffs claim that they were damaged by alleged misrepresentations and failures to disclose material information, as well as breaches of fiduciary duties in connection with the Company’s April 2003 acquisition of Epinions. The acquisition was consummated following a fairness hearing before the California Department of Corporations and approval by substantial majorities of the Epinions preferred and common stock. As a result of the acquisition, holders of Epinions preferred stock received shares of the Company’s preferred stock and certain Epinions employees that were hired by the Company received options to purchase the Company’s ordinary shares. The Epinions common stock was cancelled without consideration as part of the acquisition. The plaintiffs are seeking rescission of the acquisition or, in the alternative, to be paid damages. The plaintiffs are also seeking to recover punitive damages and to impose a constructive trust on misappropriated property, among other remedies. The Company believes that the allegations of this lawsuit are without merit and intends to defend vigorously against this matter.

After the initial filing of the registration statement for the Company’s initial public offering, the conversion ratios of the Company’s Series D and Series E Shares were changed. The largest holder of Series D Shares and the principal holder of Series E Shares offered to release the Company from its agreement not to consummate an initial public offering at a price per share below $16.00 without the consent of those two holders, if the Company and the shareholders agreed to modify the conversion ratios of the Series D and Series E preferred shares to cause the issuance of more ordinary shares to all holders of those series of preferred shares upon their automatic conversion in the Company’s initial public offering at prices below $16.00 per share. That amendment was implemented after approval by the Company’s board of directors and shareholders. If that amendment constituted an offer and sale of securities in of the federal and state securities laws, the holders of Series D and Series E Shares may have rights to bring claims against the Company for rescission rights or damages. The value of the consideration surrendered by the shareholders in exchange, and therefore the magnitude of any related claim for rescission or damages, is uncertain. One measure of rescission or damages is the value of the consideration surrendered by former holders of Series D or Series E Shares; assuming that value is equivalent to the value of the additional ordinary shares ultimately issued as a result of the amendment, the Company estimates that value would be up to approximately $7.2 million plus interest (assuming a $18.00 per share initial public offering price). However, the Company cannot offer any assurance that the extent of its exposure to claims would be limited to this amount, or calculated according to these assumptions. Accordingly, the Company has not recorded any provision with regard to these potential claims.

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

Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption “Risks That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise any forward-looking statements after the date of this report.

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

Merchants use our online Merchant Account Center to indicate the prices they are willing to pay for each lead referral delivered from our service to their websites. We maintain minimum prices per lead referral for each product category. To increase the prominence of their listings on our service, merchants may increase the prices they are willing to pay for lead referrals for the top three spots; they can manage this usage on an ongoing basis. In each of the prior three years, less than 5% of our revenues were contingent upon whether the consumer ultimately purchased a product from the merchant.

To understand our revenue trends, we monitor total lead referrals to merchants and other listings providers, and the average revenue per lead referral. The volume of our lead referrals and the average revenue per lead referral are influenced by factors such as seasonality, category mix and structure. A large portion of our lead referral revenue is derived under agreements with one of our listings providers, Google. We display listings from Google advertisers on our service, and Google pays us when our consumers click through to the Google advertisers’ websites. In the three months ended March 31, 2004 and 2005, we derived approximately 40% and 44% of our revenues, respectively, from these agreements. Our revenues under these agreements generally depend on the amount Google charges its advertisers for the lead referrals, which we do not set.

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

We also generate revenues from banner and sponsorship advertising on our websites. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our web pages. These revenues are derived principally from short-term advertising contracts in which we agree to provide a specified number of impressions over a specified period of time. An impression occurs each time an advertisement is displayed on one of our web pages. We recognize these revenues in the period when the impressions are delivered. Banner and sponsorship advertising revenues comprised 7% and 6% of total revenues for the first three months of 2004 and 2005, respectively, and we believe that these revenues will continue to comprise less than 10% of our total revenues.

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

Our revenues from U.K. operations were approximately $3.3 million, or 16% of revenues, in the three months ended March 31, 2004 and $4.4 million, or 15% of revenues, in the three months ended March 31, 2005. We plan to continue to invest significantly in our international operations, specifically in France and Germany over the next year.

Our principal operating expenses have consisted of personnel and marketing costs. Personnel expenses consist of salaries, benefits and incentive compensation for our employees. These expenses are categorized in our statement of operations based on each employee’s principal function. Marketing expenses consist of programs designed to attract consumers and merchants to our service. The largest component of these expenses is comprised of online performance-based advertising designed to increase the number of consumers who visit our websites. A significant number of our consumers have been referred through keyword purchases from a small number of sources, including Google and Overture Services, Inc.

Beginning in the fourth quarter of 2004, and ongoing, we have incurred additional general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of establishing an investor relations function and higher insurance premiums.

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

Our functional currency is the U.S. Dollar. However, a significant portion of the costs associated with our Israeli operations is incurred in New Israeli Shekels. The functional currency of our U.K. subsidiary is the British Pound. The results of our operations are subject to fluctuations in exchange rates, which are influenced by inflation and interest rate fluctuations. The foreign currency exchange rate effects during the first three months of 2004 and 2005 were not significant to our results of operations. We are not presently engaged in any transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations, such as hedging transactions. We do not own any market risk sensitive instruments.

Results of Operations

Three Months Ended March 31, 2004 and 2005

Revenues. Our revenues consist primarily of revenues from lead referrals; they also include banner and sponsorship advertising revenues and a small amount of other revenues. Our revenues were $21.0 million for the three months ended March 31, 2004 and $28.9 million for the three months ended March 31, 2005, including revenues from lead referrals of $19.3 million and $27.3 million for the three months ended March 31, 2004 and 2005, respectively.

The increases in our revenues reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 67.7 million in the three months ended March 31, 2004 to 82.3 million in the three months ended March 31, 2005, and average revenues per lead referral of $0.286 and $0.332 for the three months ended March 31, 2004 and 2005, respectively. The increase in lead referral revenues was caused by a higher volume of lead referrals as a result of greater consumer usage. Revenues per lead referral principally increased as a result of the Company increasing the minimum price per lead referral in April 2004 and February 2005. We anticipate seasonal fluctuations in our minimum price per lead referral, including a planned summer decrease and a planned increase in the fourth quarter 2005.

Banner and sponsorship advertising revenues remained relatively flat at about $1.6 million, for the three months ended March 31, 2004 and 2005. We believe that banner and sponsorship advertising revenues will continue to comprise less than 10% of our total revenues in the future.

Our revenues from operations outside of the United States were approximately $3.3 million, or 16% of revenues, in the three months ended March 31, 2004 and $4.4 million, or 15% of revenues, in the three months ended March 31, 2005. We launched our French website on March 31, 2005, but it did not contribute to revenues during the quarter. We plan to continue to invest in our international operations.

Cost of revenues. Cost of revenues primarily consists of hosting costs, which are co-location charges and support for our website equipment, bandwidth, depreciation and personnel expenses of the related employees. Cost of revenues also includes fees associated with serving and tracking advertising impressions on our websites. Cost of revenues was $1.1 million in the three months ended March 31, 2004 and $1.5 million in the three months ended March 31, 2005. The increase was due to a 26% increase in the personnel required to support our service, an increase in depreciation due the purchase of additional equipment last year and in the first quarter of 2005 and a 59% increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues increased slightly from 5.2% to 5.3%. We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service geographically.

Research and development. Research and development expenses consist of personnel and related expenses of research and development teams in Israel and the United States. They also include related supplies and equipment costs, including depreciation. Our research and development expenditures were $2.5 million in the three months ended March 31, 2004 and $3.1 million in the three months ended March 31, 2005. The increase in research and development expenditures resulted from the increase in personnel and related expenses as a result of increased headcount and consultants. Because research and development is an important component of our strategy, we expect to continue to invest in these activities. As a result, we expect that research and development expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

Sales and marketing. Sales and marketing expenses consist of the costs of our marketing programs and personnel and related costs for our sales and marketing teams. Our marketing efforts consist primarily of online performance-based advertising campaigns and distribution agreements under which we display our service on other parties’ websites. We depend on these efforts to attract consumers to our service. Our sales and marketing expenses were $10.4 million in the three months ended March 31, 2004 and $16.7 million in the three months ended March 31, 2005. Included in these expenses are advertising costs of $8.1 million and $13.4 million for the three months ended March 31, 2004 and 2005, respectively, principally reflecting increased visits to our service [site; increased consumer usage?]. Personnel and related expenses increased from $2.3 million for the three months ended March 31, 2004 to $3.3 million for the three months ended March 31, 2005, reflecting principally higher headcount and marketing expenses. As a percentage of revenues, sales and marketing expenses increased from 50% for the three months ended March 31, 2004 to 58% for the three months ended March 31, 2005. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

General and administrative. General and administrative expenses consist of general corporate costs, including personnel expenses of employees involved in finance, accounting, human resources and legal, rent, insurance, bad debts and depreciation. Our general and administrative expenses were $2.4 million in the three months ended March 31, 2004 and $3.8 million in the three months ended March 31, 2005. The increase in general and administrative expense primarily resulted from the increase in finance, human resource and other administrative headcount and related expenses. As a result, general and administrative expenses increased from 11% of revenues for the three months ended March 31, 2004 to 13% for the three months ended March 31, 2005. We expect that we will incur additional legal expenses associated with litigation (see Part II, Item 1, Legal Proceedings, for more information regarding ongoing litigation) as well as accounting costs in order to comply with regulatory reporting requirements and other additional costs associated with being a public company, such as establishing an investor relations function and higher insurance premiums.

Stock-based compensation. We recorded stock based compensation expense of $2.0 million for the three months ended March 31, 2004 and $0.4 million for the three months ended March 31, 2005. Our stock based compensation expense is comprised of a number of components, as more fully described below.

We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in anticipation of our initial public offering, we determined that the estimated value of the ordinary shares underlying the stock options granted to employees during the period beginning in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. For the three months ended March 31, 2004 and 2005, the amortization of this component of deferred stock compensation was approximately $0.3 million and $0.6 million, respectively.

In addition, during the third quarter of 2003, we cancelled options to purchase 1,136,951 shares and issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares, which are the same as the vesting periods of the cancelled stock options. During the three months ended March 31, 2004 and 2005, we recorded $0.1 million and $25,000, respectively, of non-cash compensation expense relating to the vesting of these restricted shares.

We recorded additional deferred stock compensation as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. We expensed $1.2 million and reversed $1.0 million of expense of this component of deferred stock compensation, which represented the vested portion of these stock options, during the three months ended March 31, 2004 and 2005, respectively.

During the three months ended March 31, 2004, we accelerated the vesting of 22,500 stock options that were issued to a former employee who passed away in February 2004. As a result, we recorded $0.4 million of stock-based compensation based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

During the second quarter of 2004, the Company issued an option to purchase 1,250 ordinary shares to a consultant that vest over four years. In addition, in the three months ended March 31, 2005, we issued an option to purchase 62,500 ordinary shares to an advisor of the Company that were fully vested at the date of grant. Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which requires that these stock options are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying stock options vest. In connection therewith, the Company recognized stock-based compensation of $0.8 million in the three months ended March 31, 2005.

Amortization. As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name that are being amortized on a straight-line basis over their estimated useful lives of two years. During each of the three months ended March 31, 2004 and 2005, we recorded $0.2 million of amortization expense relating to these identified intangible assets. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges. In September 2003, we relocated our headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was mostly completed during 2003. During the three months ended March 31, 2004, we recorded a charge of $0.3 million, consisting of $19,000 of severance costs and $0.3 million of relocation costs. Further details regarding the components of this expense can be found in Note 5 of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest and other income (expense), net. Interest and other income, net includes interest income on our cash accounts, finance expenses and fees, and foreign exchange rate gains and losses. Net interest income increased from $0.2 million for the three months ended March 31, 2004 to $0.7 million for the three months ended March 31, 2005. The increase from 2004 to 2005 is attributable to interest income earned on our cash balances offset by foreign exchange losses related to intercompany balances.

Provision for income taxes. We recorded a nominal provision for income taxes in 2004 and 2005 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the next few years.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $30.9 million and $47.0 million as of March 31, 2004 and March 31, 2005, respectively. In addition we had marketable securities of $0.0 million and $95.8 million at March 31, 2004 and March 31, 2005, respectively. As of March 31, 2004 and March 31, 2005, we had approximately $0.2 million and $0.1 million, respectively, of cash deposits that were pledged as collateral for certain outstanding standby letters of credit issued in connection with our office lease and that, accordingly, we segregated and recorded as restricted cash.

Cash generated from operations was approximately $4.7 million and $3.5 million in the three months ended March 31, 2004 and 2005, respectively. Operating cash for the three months ended March 31, 2005 resulted primarily from our net income of $3.9 million, adjusting for non-cash items, including depreciation and amortization of intangible assets of $1.1 million, stock based compensation expense of $0.4 million and non-cash foreign currency losses of $0.3 million.

Accounts receivable decreased $2.1 million from $15.5 December 31, 2004 to $13.4 March 31, 2005 due to the seasonality of our business that results in large volumes of holiday sales in our fourth quarter compared to our first quarter A similar decrease in accounts receivable occurred for the period December 31, 2003 to March 31, 2004. Our days sales outstanding from receivables (DSO) increased from 42 days in three months ended March 2004 to 46 days in March 2005.

Accounts payable increased by $82,000 in the quarter ended March 2005 as compared to a decrease of $2 million in the quarter ended March 2004. A decrease of $4.5 in other liabilities and accrued expenses in the first quarter 2005 was a result of the payout of year end commissions and bonuses and a seasonal decrease in purchases of key words from our fourth quarter offset with an increase in professional fees.

Cash used in investing activities was $0.3 million in the first quarter of 2004 as compared to $15.9 million in the first quarter of 2005. The cash used in investing activities in the first quarter of 2004 was primarily due to the purchase of property and equipment and the capitalization of software offset by a decrease in restricted cash. Cash used in investing activities in the first quarter of 2005 was primarily due to the purchase of marketable securities of $14.0 million and the purchase of property and equipment and the capitalization of software of $2.0 million.

Cash generated from financing activities was $0.8 million in the first quarter of 2004 as compared to $0.5 million for the first quarter of 2005. The cash provided by financing activities in the quarter ending March 2004 was driven by proceeds from the exercise of stock options, compared to the quarter ending March 2005, which was driven by proceeds from the purchase of the employee stock purchase plan and the exercise of options.

Our capital requirements depend on many factors, including market acceptance of our service, the resources we devote to developing, marketing and selling our service, the timing and extent of deploying additional services, the extent and timing of investments and other factors. We expect to devote substantial capital resources to expand our product development and marketing organizations, to expand marketing programs, to expand internationally and for other general corporate activities. Based on current levels of operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering that was completed in October 2004, will be sufficient to meet our expected needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities; however, we believe that available funds and anticipated cash flows from operations, will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months.

Effective Corporate Tax Rate

Our corporate tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below, as well as the tax rates of other jurisdictions in which we have operations and conduct business.

Generally, Israeli companies are subject to corporate tax on taxable income. The corporate tax rate was reduced in July 2004, from 36% to 35% for the 2004 tax year, 34% for the 2005 tax year, 32% for the 2006 tax year and 30% for the 2007 tax year and thereafter. We have been granted Approved Enterprise status in Israel under the Law for the Encouragement of Capital Investments, 1959, for our investment program. As a result of this status, we expect to enjoy an exemption from Israeli corporate taxes on income derived from our approved investment program during the first two years that our investment program produces taxable income after utilization of our Israeli net operating losses, provided that we do not distribute that income as a dividend. In addition, we expect to enjoy a reduced Israeli corporate tax rate of 10% to 25% during the five to eight years following the tax exemption period. However, we will not be able to enjoy these benefits beyond the earlier of (a) 12 years from the commencement of production by the relevant investment program or (b) 14 years from receipt of the approval. We recorded taxable income in Israel for the first time during the year ended December 31, 2003, which was offset by tax loss carryforwards, and therefore, we have not yet begun to use the tax benefits for which we are eligible.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123R, which replaced FAS 123 and superseded APB 25. FAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R are effective for fiscal years beginning after June 15, 2005. We are required to adopt FAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the first quarters of fiscal 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In December 2004, the FASB issued FAS 109-1. The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FAS 109-2. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Approximately 44% of our revenues in the three months ended March 31, 2005 came from Google, which also competes with us, and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with Google to participate in its sponsored links program. Under each of these agreements, we display merchant listings from Google’s advertisers on the “Featured Resources” section of our service, and we generate revenues when consumers click through these listings to the Google advertisers’ websites. In the first three months of 2005, we derived approximately 44% of our revenues under these agreements. The agreement under which most of our revenues from Google are derived accounted for approximately 30% of our 2005 revenues and expires in April 2006. We have a second agreement with Google relating to our U.K. subsidiary, which expires in October 2005, and which accounted for approximately 5% of our first quarter 2005 revenues. We have a third agreement with Google, originally entered into by Epinions, Inc., that expires in May 2006 and accounted for approximately 9% of our first quarter 2005 revenues.

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

The business of providing comparison shopping services is highly competitive. Any service that helps consumers find, compare or buy products or services is a competitor to us. Our competitors may be categorized as focused comparison shopping websites, search engines and portals, online retailers, and other specialized shopping services and publications, such as the following:

•	Focused comparison shopping websites. Several companies focus exclusively on providing comparison shopping services. In this group, our principal competitors are Shopzilla (formerly Bizrate), mySimon, NexTag and PriceGrabber in the United States, and Kelkoo in Europe (which was recently acquired by Yahoo!). We believe that many of these companies have specific competitive advantages over us. For example, Shopzilla specializes in merchant reviews and PriceGrabber specializes in computers and consumer electronics categories.

•	Search engines and portals. Search engines and portals serve as origination websites for consumers to find products. Many have large audiences of visitors, consumers and merchants, established brand recognition, loyal users, and significant financial resources and personnel at their disposal. We rely on search engines for a substantial portion of the consumers visiting our websites. Yahoo! provides a service similar to ours, and Google has developed a search engine for finding products for sale online. If these search engines were to change their algorithms or otherwise restrict the flow of consumers visiting our websites, our financial results would suffer.

•	Online retailers. Online retailers serve as destination websites from which consumers directly buy products. They are skilled at building customer loyalty and generating repeat business. Consumers may bypass our service in favor of going straight to retailer websites. This risk is compounded because several of these online retailers, such as Amazon.com and eBay, are also our customers.

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

Dealing with this litigation is costly. In addition, our management could be required to spend a considerable amount of time attending the litigation. Any damages for which we may be liable as a result of the litigation, or any settlement which we may enter in order to resolve the litigation, may require us to spend a material amount of funds or to issue new securities. If we were to issue any new shares as compensation to the claimants, there would be an immediate dilution in the value of other outstanding ordinary shares, and that dilution could be significant. As a result, this litigation could have a material adverse effect on our business, results of operations, financial condition or liquidity and upon the value of your investment in us.

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

Although merchants enter into contracts with us when they enroll in our service, they are not required to pay us any minimum amounts, or to list a minimum number of products. Merchants are entitled to a refund of any unused prepaid amounts, which amounted to $1.3 million as of the period ended March 31, 2005, and they may terminate their agreements with us at any time. If a large number of our merchants were to cancel or significantly reduce the number of their product listings, the quality of the shopping experience we offer consumers would decline, leading to a reduction in the number of consumers using our service, harming our business and financial results.

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

As of March 31, 2005, our current executive officers, directors and their affiliates owned or controlled approximately 35% of our outstanding ordinary shares. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders.

We may be treated as a passive foreign investment company, which may subject U.S. shareholders to additional taxes.

If our passive income, or our assets that produce passive income, exceed levels provided by law for any taxable year, we may be characterized as a passive foreign investment company for U.S. federal income tax purposes. If we are treated as a passive foreign investment company, U.S. holders of our ordinary shares may be subject to additional taxes based on our taxable income and may be taxed at ordinary U.S. federal income tax rates (rather than at capital gains rates) when our ordinary shares are sold. Whether we are treated as a passive foreign investment company depends on questions of fact as to our assets and revenues that can only be determined at the end of each fiscal year. Accordingly, we cannot be certain that we will not be treated as a passive foreign investment company for 2005 or for any subsequent year.

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

We have never paid cash dividends on any class of our share capital to date and we currently intend to retain any future earnings to fund the development and growth of our business. Furthermore, Israeli law limits the distribution of dividends to the greater of retained earnings or earnings generated over the two most recent fiscal years, provided that we reasonably believe that the dividend will not render us unable to meet our current or foreseeable obligations when due. As of March 31, 2005, our accumulated deficit amounted to $145.3 million. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our ordinary shares.

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

At March 31, 2005, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $112.2 million compared to $0 million at March 31, 2004. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments to show the approximate exposure to interest rates (in thousands).

Less than one year	$82,154
Less than two years	8,562
Due after two years	21,500

Total	$112,216

We performed a sensitivity analysis on our investment portfolio as of March 31, 2005, based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100 or 150 basis points over a 12-month time horizon. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$(252,485)	$(504,971)	$(757,456)

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

The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity. As of March 31, 2005, our cash and cash equivalents and marketable securities were maintained by financial institutions in the United States, Israel and Europe. Our deposits in the United States may be in excess of insured limits and our deposits in other jurisdictions are not insured. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

Since we translate foreign currencies (primarily British pounds and Euros) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for the three months ending March 31, 2005 and 2004. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our British and European subsidiaries, we recorded foreign currency exchange loss of $0.3 million in the first quarter of 2005 and a loss of $0.1 million in the first quarter of 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of March 31, 2005, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and evaluating the effectiveness of our “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in periodic reports to the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

As of May 12, 2005, we have not utilized any of the net proceeds from our initial public offering. We intend to use the remaining net proceeds for working capital purposes and general corporate requirements. The amounts that we actually expend for working capital and other general corporate purposes may vary significantly depending on many factors. We may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, products and technologies. We have not allocated specific amounts of net proceeds for any of these purposes. We have no current agreements, commitments or ongoing negotiations for acquisitions of any businesses, products or technologies. Pending these uses, we have invested the funds in money market, money market equivalent and other investment-grade securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Please see the exhibit list following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	SHOPPING.COM LTD.

	By:	/s/ Greg J. Santora
Greg J. Santora, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of March 31, 2005, by and between Lorrie M. Norrington and Shopping.com, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002