Form 10-Q
period 2005-06-30
SHOPPING COM LTD
filed 2005-08-09
CIK 1108482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 8, 2005, there were 29,757,377 shares of the Registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

SHOPPING.COM LTD

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Shopping.com Ltd.

Consolidated Condensed Balance Sheets - Unaudited

U.S. dollars in thousands (except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$49,292	$59,201
Marketable securities	99,034	82,088
Accounts receivable, net of allowance for doubtful accounts of $528 and $677 at June 30, 2005 and December 31, 2004, respectively	11,687	15,577
Prepaid expenses and other current assets	2,046	2,281

Total current assets	162,059	159,147
Property and equipment, net	7,546	5,712
Goodwill	16,814	16,814
Restricted cash	87	87
Other assets	2,046	2,288

Total assets	$188,552	$184,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$1,565
Payroll and benefit related liabilities	3,408	4,238
Accrued marketing expenses	5,518	7,914
Other payables and accrued expenses	8,256	5,429

Total current liabilities	19.042	19,146
Accrued severance liability	452	427

Total liabilities	19,494	19,573

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, NIS 0.01 par value; 125,000,000 shares authorized, 29,751,759 and 29,571,829 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	74	74
Additional paid-in capital	324,750	323,600
Deferred stock compensation	(7,842)	(8,700)
Accumulated other comprehensive loss	(1,706)	(1,336)
Accumulated deficit	(146,218)	(149,163)

Total shareholders’ equity	169,058	164,475

Total liabilities and shareholders’ equity	$188,552	$184,048

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Condensed Statements of Operations (Unaudited)

U.S. dollars in thousands (except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$27,768	$21,352	$56,634	$42,337
Operating expenses
Cost of revenues	1,739	1,167	3,260	2,251
Research and development	3,667	2,691	6,721	5,191
Sales and marketing	16,331	11,897	32,983	22,346
General and administrative	6,816	3,174	10,580	5,536
Stock-based compensation	976	346	1,373	2,358
Amortization of intangibles	29	177	206	353
Restructuring and other charges	—	298	—	617

Total operating expenses	29,558	19,750	55,123	38,652

Income (loss) from operations	(1,790)	1,602	1,511	3,685
Interest and other income (expense), net	893	17	1,501	185

Income before income taxes	(897)	1,619	3,012	3,870
Provision for income taxes	(20)	(12)	(67)	(18)

Net income (loss)	(917)	1,607	2,945	3,852
Deemed dividend	—	(10,500)	—	(10,500)

Net income (loss) attributable to ordinary shareholders	(917)	(8,893)	2,945	(6,648)

Basic net income (loss) per share	$(0.03)	$(1.54)	$0.10	$(1.17)

Diluted net income (loss) per share	$(0.03)	$(1.54)	$0.09	$(1.17)

Weighted average number of ordinary shares used in computing basic net income per share	29,591	5,775	29,607	5,685

Weighted average number of ordinary shares used in computing diluted net income per share	29,591	5,775	31,548	5,685

Stock-based compensation charge can be allocated to the following:
Cost of revenues	$30	$34	$61	$393
Research and development	151	5	116	297
Sales and marketing	288	98	158	691
General and administrative	507	209	1,038	977

Total non-cash stock compensation	$976	$346	$1,373	$2,358

The accompanying notes are an integral part of these consolidated financial statements.

Shopping.com Ltd.

Consolidated Condensed Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$2,945	$3,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,026	1,141
Non-cash charge for issuance of equity compensation	1,373	2,358
Loss on sale of fixed assets	14	—
Foreign exchange loss (gains), net	465	(53)
Amortization of purchased intangible assets	206	353
Changes in operating assets and liabilities:
Increase in accounts receivable, net	4,250	3,140
Increase in prepaid expenses and other assets	(312)	(1,697)
(Decrease) increase in accounts payable	1,268	(3,933)
(Decrease) increase in other liabilities and accrued expenses	(1,140)	1,978
(Decrease) increase in accrued severance liability	28	(128)

Net cash provided by operating activities	11,123	7,011

Cash flows used in investing activities:
Purchases of property and equipment, net	(3,507)	(3,666)
Capitalization of software	(456)	(742)
Decrease in restricted cash	—	1,360
Purchase of marketable securities	(70,408)	—
Maturities and sales of marketable securities	53,322	—

Net cash used in investing activities	(21,049)	(3,048)

Cash flows from financing activities:
Initial public offering costs	(4)	—
Proceeds from issuance of ESPP shares	403	—
Proceeds from exercise of stock options	234	814

Net cash provided by financing activities	633	814

Net (decrease) increase in cash and cash equivalents	(9,293)	4,777
Effect of exchange rates on cash and cash equivalents	(616)	7
Cash and cash equivalents, beginning of period	59,201	25,699

Cash and cash equivalents, end of period	$49,292	$30,483

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization and Operations

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

Shopping.com, Inc., the Company’s wholly-owned subsidiary, was incorporated in December 1998 under the laws of the State of Delaware for the purpose of marketing and selling the Company’s products and services in the United States. DealTime (Europe) B.V. (“DealTime-Europe”) was incorporated in April 2000 under the laws of the Netherlands for the purpose of marketing and selling the Company’s products and services in Europe. In April 2003, the Company acquired Epinions, Inc.

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

Transactions and balances originally denominated in U.S. Dollars by the Company are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. Dollars at the spot rate, in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All transaction gains and losses from remeasurement of balance sheet items denominated in non-dollar currencies are reflected in the consolidated statements of operations as other income or expense, as appropriate. Transaction gains were $53,000 for the six months ended June 30, 2004 and transaction losses were $0.5 million for the six months ended June 30, 2005.

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

Cash Equivalents and Marketable Securities

Cash equivalents consist of investments in highly liquid short-term instruments with original maturities of three months or less and are stated at cost. The Company classifies all of its cash equivalents and marketable securities as “available-for-sale.” The Company carries these investments at fair value, based on quoted market prices. Unrealized gains and losses, net of taxes, are components of shareholders’ equity. Gains and losses are recognized when realized in the Company’s consolidated statements of operations.

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

Capitalized Software Costs

The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. During the six months ended June 30, 2004 and 2005, the Company capitalized $742 and $456, respectively, of internally developed software costs, which is being amortized over an estimated useful life of two year period. For the six months ended June 30, 2004 and 2005, the Company recorded $129 and $419, respectively, of amortization expense which is included as a component of research and development expense

Goodwill and Other Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. Any impairment loss is recognized in the statement of operations. The Company did not record any such impairment during the three and six months ended June 30, 2004 and 2005.

As of December 31, 2004, the gross amounts, accumulated amortization, and carrying value of identified intangible assets that arose in the acquisition of Epinions in April 2003 and are included in other assets were as follows:

	Gross Amount	Accumulated Amortization	Carrying Amount
Review content	$860	$735	$125
Software technology	250	228	22
Corporate trade name	300	256	44

Total	$1,410	$1,219	$191

As of June 30, 2005, the gross amounts, accumulated amortization, and carrying value of identified intangible assets that arose in the acquisition of Epinions in April 2003 and are included in other assets were as follows:

	Gross Amount	Accumulated Amortization	Carrying Value
Review content	$860	$860	$—
Software technology	250	250	—
Corporate trade name	300	300	—

Total	$1,410	$1,410	$—

Amortization expense related to identified intangible assets was $353 and $206 for the six months ended June 30, 2004 and 2005.

Advertising Costs

Advertising costs included in sales and marketing expenses, which include the costs associated with the Company’s online advertising campaigns, are expensed as incurred and amounted to $17,746 and $26,116 for the six months ended June 30, 2004 and 2005, respectively.

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

The following table provides a reconciliation of net income to pro forma net income. For purposes of computing pro forma net income (loss), we estimate the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss), attributable to ordinary shareholders	$(917)	$1,607	$2,945	$(6,648)

Add: Stock-based employee compensation expense Included in net income (loss), as reported	937	319	500	2,220

Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards calculated with the use of a Black-Sholes option-pricing model	(3,221)	(555)	(5,311)	(1,342)

Pro forma net income (loss)	(3,201)	$1,371	$(1,866)	$(5,770)

Basic net income per share:
As reported	$(0.03)	$(1.54)	$0.10	$(1.17)

Pro forma	$(0.11)	$(1.58)	$(0.06)	$(1.01)

Diluted net income per share:
As reported	$(0.03)	$(1.54)	$0.09	$(1.17)

Pro forma	$(0.11)	$(1.58)	$(0.06)	$(1.01)

The following weighted average assumptions were used to determine the fair value of option grants for SFAS 123 purposes: (1) risk-free interest rate of 2.9% for the three and six months ended June 30, 2004, and 3.7% for the three and six months ended June 30, 2005, respectively; (2) dividend yield of 0.00%; (3) expected life of five years for the three and six months ended June 30, 2004 and four years for the three and six months ended June 30, 2005, and (4) volatility of 100%.

Earnings per Share

Basic net income per share (“Basic EPS”) is computed by dividing net income available to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of ordinary shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to ordinary shares and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security. The Company did not have any participating securities as of June 30, 2005. As of June 30, 2004, the only participating security was the convertible preferred shares.

Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential ordinary shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

As of June 30, 2004, the Company had outstanding convertible preferred shares, warrants to purchase convertible preferred shares and stock options to purchase an aggregate of 18,724,950 ordinary shares, which were not included in the calculation of Diluted EPS for the three and six months ended June 30, 2004 due to the anti-dilutive nature of these instruments. As of June 30, 2005, the Company had outstanding stock options and employee stock purchase plan rights to purchase an aggregate of 1.9 million ordinary shares, which were not included in the calculation of Diluted EPS for the three months ended June 30, 2005 due to the anti-dilutive nature of these instruments.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator
Net income (loss)	$(917)	$1,607	$2,945	$3,852
Deemed dividend	—	(10,500)	—	(10,500)

	(917)	(8.893)	2,945	(6,648)
Denominator
Denominator for basic calculation, weighted average ordinary shares	29,591	5,775	29,607	5,685
Weighted average dilutive preferred shares	—	—	—	—

Denominator for basic calculation, weighted average shares	29,591	5,775	29,607	5,685
Potential ordinary shares attributable to stock options	—	—	1,923	—
Potential ordinary shares attributable to ESPP	—	—	18	—
Potential ordinary shares attributable to deferred stock compensation	—	—	—	—

Denominator for diluted calculation, weighted average shares	29,591	5,775	31,548	5,685

Net income per share
Basic net income per share	$(0.03)	$(1.54)	$0.10	$(1.17)

Diluted net income per share	$(0.03)	$(1.54)	$0.09	$(1.17)

Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in shareholders’ equity. SFAS 130 requires the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign translation adjustments, to be added to our net income (loss) to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented on our consolidated statement of operations. Comprehensive net income (loss) was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(917)	$1,607	$2,945	$3,852
Other comprehensive income (loss):
Foreign currency translation adjustment	(256)	(2)	231	(33)
Unrealized gain(loss) on marketable securities	66	—	(140)	—

Comprehensive income (loss)	$(1,107)	1,605	$3,036	$3,819

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2004 and June 30, 2005, the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximated their fair values, due to the short-term maturities of these instruments. At December 31, 2004 and June 30, 2005, the fair value of marketable securities are determined using quoted market prices.

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

During the six months ended June, 2004 and 2005, a single customer, Google, Inc., accounted for 43%, of the Company’s revenues in both periods and 34% and 31% of the Company’s accounts receivable as of December 31, 2004 and June 30, 2005, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004, Share-Based Payment (“FAS 123R”) which replaced FAS 123 and superseded APB 25. FAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. In April 2005, the Securities and Exchange Commission (the “SEC”) announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three months and six months ended June 30, 2004 and 2005, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB 20 and FASB Statement No. 3. FAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition.

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

Available-for-sale investments at June 30, 2005 were as follows:

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Classified as current assets:
Cash	$10,663	$—	$—	$10,663
Cash equivalents:
Commercial paper	$19,768	—	—	19,768
Money market funds	94	—	—	94
Repurchase agreements	18,768	—	—	18,768

Total cash equivalents	38,630	$—	—	38,630
Total cash and cash equivalents	$49,292	$—	$—	$49,292

	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable Securities
Corporate Securities	$29,903	$—	$(111)	$29,792
Municipal Securities	20,799	1	—	20,800
Government Securities	11,373	—	(28)	11,345
Money Market Funds	37,159	—	(62)	37,097

Total Marketable Securities	$99,234	$1	(201)	$99,034

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to the available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005:

	Less Than 12 Months
	Fair Value	Gross Unrealized Gains/(Losses)
Corporate Securities	$29,792	$(111)

Government Securities	11,345	(28)
Money Market Funds	37,097	(62)

The following table summarizes the estimated fair value of current debt securities and money market funds, classified by the contractual maturity of the security:

Estimated Fair Value
Due within one year	$113,842
Due within two years	3,022
Due within three years	20,800

Total	$137,664

4.	Capitalization

Employee Stock Purchase Plan

In February 2004, the Company’s board of directors adopted, and in June 2004, the Company’s shareholders approved, the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). The 2004 ESPP became effective upon the consummation of the Company’s initial public offering in October 2004. The Company reserved 300,000 ordinary shares for issuance under the 2004 ESPP. The 2004 ESPP permits each eligible employee, as defined, to purchase ordinary shares of the Company through payroll deductions, provided that the aggregate amount of each employee’s payroll deductions does not exceed 15% of his cash compensation. The ESPP consists of 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s ordinary shares at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The 2004 ESPP is administered by the compensation committee of the board of directors.

The number of shares reserved for issuance under the 2004 ESPP will increase automatically on January 1 of each year, starting in 2006 and ending in 2015, by an amount equal to the lesser of: 750,000 or 1% of the Company’s total outstanding ordinary shares as of the immediately preceding December 31. The Company’s board of directors or compensation committee may reduce the amount of the increase in any particular year. The 2004 ESPP will terminate when all shares reserved for sale have been sold, unless terminated earlier by the Company’s board of directors. In February 2005, the Company issued 27,619 shares issued under the 2004 ESPP.

5.	Restructuring and Other Charges

In September 2003, the Company announced that it was relocating its U.S. headquarters to Brisbane, California. In connection therewith and in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”), the Company recorded a charge of $617 during the six months ended June 30, 2004. There was no restructuring charge recorded during the six months ended June 30, 2005. The plan principally impacted the Company’s New York and Israel offices.

The restructuring recorded during the six months ended June 30, 2004 was comprised of the following:

Employee severance and other termination benefits	$91
Relocation costs	526

Total	$617

The following is a reconciliation of the remaining accrued liability as of June 30, 2005:

	Employee Severance	Relocation costs	Total
Ending balance December 31, 2004	—	31	31

Activity for the six months ended June 30, 2005	—	—	—

Ending balance as of June 30, 2005	$—	$31	$31

The Company expects to make payments on the remaining accrued relocation costs by December 31, 2005.

6.	Other payables and accrued liabilities

Other payables and accrued expenses consisted of the following:

	June 2005	December 2004
Customer deposits	$1,398	$1,425
Accrued taxes and related accruals	2,002	2,390
Accrued professional fees	1,942	537
Accrued community costs	408	433
Accrued transaction costs associated with eBay, Inc. acquisition	1,350	—
Other	1,156	644

Total	$8,256	$5,429

7.	Geographic Segment Information

The Company is active in one business segment: designing, developing, selling and marketing its comparative shopping service. The Company maintains development operations in the United States and Israel. The Company’s sales and marketing operations are maintained in the United States and Europe. The Company attributes geographic revenues based on the entity that records the revenue.

Geographic information for the revenues for the six months ended June 30, 2004 and 2005 and for identifiable long-lived assets as of December 31, 2004 and June 30, 2005 are as follows:

	Six Months Ended June 30,
	2005	2004
Net revenues:
United States	$47,380	$36,122
Europe	9,254	6,215

	$56,634	$42,337

	June 30, 2005	December 31, 2004
Identifiable Long-lived assets:
United States	$7,647	$6,274
Israel	1,060	1,035
Europe	885	500

	$9,592	$7,809

8.	Contingencies

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

The Company also, in accordance with its Articles of Association, indemnifies certain officers, directors and employees for certain events or occurrences, subject to certain limits, while the officer or employee is or was serving at its request in such capacity. The term of the indemnification period is indefinite. The maximum amount of potential future indemnification is unspecified.

Contingencies

The Company is involved from time to time in routine legal matters in the course of its business.

On June 8, 2005, an alleged holder of the Company’s ordinary shares filed a purported class action lawsuit in California Superior Court for the County of San Mateo. The complaint is captioned David Chin, et al. v. Shopping.com Ltd. et al., Civ 447369, and names certain of the Company’s directors and the Company as defendants (the “Chin Complaint”). It alleges that in pursuing the transaction with eBay Inc. (“eBay”) and approving the Agreement of Merger entered into on June 1, 2005, among eBay, the Company and Harbour Acquisition Ltd. (the “Agreement of Merger”), as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005, the director defendants violated their fiduciary duties to the Company’s shareholders by, among other things, failing to obtain the highest price reasonably available, tailoring the Agreement of Merger to meet the specific needs of eBay and the director defendants, engaging in self dealing, and obtaining personal financial benefits not shared equally by the plaintiff and other shareholders. The complaint also alleges that the Agreement of Merger resulted from a flawed process designed to ensure a sale to one buyer. The complaint seeks, among other things, declaratory and injunctive relief and damages in an unspecified amount. On June 28, 2005, an alleged holder of the Company’s ordinary shares filed a purported class action lawsuit in California Superior Court for the County of San Mateo. The complaint is captioned Edward Feierstein, et al. v. Shopping.com Ltd. et al., Civ 447837, and names certain of the Company’s directors and the Company as defendants (the “Feierstein Complaint“). The Feierstein Complaint is substantially similar to the Chin complaint. The Company’s management believes that the allegations in these actions are without merit and intends to defend the suits vigorously.

Also, the Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect the Company’s future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

9.	Subsequent Events

On June 1, 2005, the Company entered into an Agreement of Merger (the “Agreement of Merger”) with eBay Inc. (“eBay”) and Harbour Acquisition Ltd., an Israeli company under the control of eBay (“Merger Sub”), under which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and an indirect wholly-owned subsidiary of eBay (the “Merger”). At the effective time of the Merger, each issued and outstanding ordinary share, NIS 0.01 par value per share, of the Company will be transferred to eBay in consideration for the right to receive $21.00 in cash without interest.

On July 28, 2005, the Company held an extraordinary general meeting of its shareholders in connection with the Merger. At the meeting, the shareholders approved the following proposals:

•	the approval of the Agreement of Merger, the Merger and other transactions contemplated thereby; and

•	the approval of the granting of a bonus payment of $1 million to Lorrie Norrington, Chief Executive Officer of the Company, immediately prior to the consummation of the Merger.

The Merger is expected to close in the third quarter of 2005, subject to the satisfaction or waiver of customary closing conditions contained in the Agreement of Merger.

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

We frequently identify our forward-looking statements by using words such as “may,” “will,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates.”

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

Overview

On June 1, 2005, we entered into an agreement of merger with eBay and a subsidiary of eBay, under which the subsidiary of eBay will be merged with and into us, with Shopping.com continuing after the merger as the surviving corporation and an indirect wholly-owned subsidiary of eBay. At the effective time of the merger each of our issued and outstanding ordinary shares, NIS 0.01 par value per share, will be transferred to eBay in consideration for the right to receive $21.00 in cash without interest.

On July 28, 2005, we held an extraordinary general meeting of our shareholders in connection with the merger. At the meeting, the shareholders approved the following proposals:

•	the approval of the agreement of merger, the merger and other transactions contemplated thereby; and

•	the approval of the granting of a bonus payment of $1 million to Lorrie Norrington, Chief Executive Officer of the Company, immediately prior to the consummation of the merger.

The merger is expected to close in the third quarter of 2005, subject to the satisfaction or waiver of customary closing conditions contained in the agreement of merger.

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

To understand our revenue trends, we monitor total lead referrals to merchants and other listings providers, and the average revenue per lead referral. The volume of our lead referrals and the average revenue per lead referral are influenced by factors such as seasonality, category mix and structure. A large portion of our lead referral revenue is derived under agreements with one of our listings providers, Google. We display listings from Google advertisers on our service, and Google pays us when our consumers click through to the Google advertisers’ websites. In the six months ended June 30, 2004 and 2005, we derived approximately 43% of our revenues from these agreements. Our revenues under these agreements generally depend on the amount Google charges its advertisers for the lead referrals, which we do not set.

Because Internet commerce is a relatively new and rapidly evolving industry, we occasionally adjust our pricing model to more properly charge for the value we provide merchants. For example, in April 2004, for many of our product categories we modified the pricing model for lead referral payments by merchants and the system for prioritizing the display of merchant listings on our service. Under this new model, the first three relevant merchant listings are selected for display solely based on the amount of lead referral fees paid to us. All remaining relevant merchant listings are ordered based on a combination of product price and trustworthiness of store, with the first of these merchant listings designated a “Smart Buy.” The lead referral fees the merchants are willing to pay us for these remaining merchant listings do not affect the order of presentation on our service. For the first four merchant listings displayed, we charge the lead referral fee that each merchant has indicated it is willing to pay us. For the remaining merchant listings displayed, we charge the minimum category listing fee, without regard to the listing fee the merchants may be willing to pay. Before this change, we prioritized merchant listings in all product categories according to a variety of factors, principally the amount paid to us, and charged each merchant the amount that merchant had indicated it was willing to pay us for its listing, regardless of the placement of the merchant’s listing on our service. We still apply this method to those product categories not affected by the new pricing model. While we believe that this change, and other changes we make from time to time, will be beneficial for our business, we cannot be certain what effect, if any, they actually will have for our results in any future period.

We also generate revenues from banner and sponsorship advertising on our websites. Our banner and sponsorship advertising revenues consist of fees for online advertising and sponsorship of areas on our web pages. These revenues are derived principally from short-term advertising contracts in which we agree to provide a specified number of impressions over a specified period of time. An impression occurs each time an advertisement is displayed on one of our web pages. We recognize these revenues in the period when the impressions are delivered. Banner and sponsorship advertising revenues comprised 7% and 6% of total revenues for the first six months of 2004 and 2005, respectively, and we believe that these revenues will continue to comprise less than 10% of our total revenues.

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

Our revenues from European operations were approximately $6.2 million, or 15% of revenues, in the six months ended June 30, 2004 and $9.3 million, or 16% of revenues, in the six months ended June 30, 2005. We plan to continue to invest significantly in our international operations, specifically in France and Germany over the next year.

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

Our functional currency is the U.S. Dollar. However, a significant portion of the costs associated with our Israeli operations is incurred in New Israeli Shekels. The functional currency of our U.K. subsidiary is the British Pound. The results of our operations are subject to fluctuations in exchange rates, which are influenced by inflation and interest rate fluctuations. Transaction gains were $53,000 for the six months ended June 30, 2004 and transaction losses were $0.5 million for the six months ended June 30, 2005. We are not presently engaged in any transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations, such as hedging transactions. We do not own any market risk sensitive instruments.

Results of Operations

Three Months Ended June 30, 2004 and 2005

Revenues. Our revenues consist primarily of revenues from lead referrals; they also include banner and sponsorship advertising revenues and a small amount of other revenues. Our revenues were $21.4 million for the three months ended June 30, 2004 and $27.8 million for the three months ended June 30, 2005, including revenues from lead referrals of $19.6 million and $25.8 million for the three months ended June 30, 2004 and 2005, respectively.

The increases in our revenues reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 68.2 million in the three months ended June 30, 2004 to 74.5 million in the three months ended June 30, 2005, and average revenues per lead referral of $0.288 and $0.347 for the three months ended June 30, 2004 and 2005, respectively. Revenues per lead referral principally increased as a result of the Company increasing the minimum price per lead referral in April 2004 and February 2005. We anticipate seasonal fluctuations in our minimum price per lead referral, including a planned summer decrease and a planned increase in the fourth quarter 2005.

Banner and sponsorship advertising revenues increased from about $1.5 million, for the three months ended June 30, 2004 to $1.9 million for the three months ended June 30, 2005. We believe that banner and sponsorship advertising revenues will continue to comprise less than 10% of our total revenues in the future.

Our revenues from operations outside of the United States were approximately $2.9 million, or 14% of revenues, in the three months ended June 30, 2004 and $4.9 million, or 18% of revenues, in the three months ended June 30, 2005. We plan to continue to invest in our international operations, and as a result, expect our revenues from operations outside of the United States to increase over time and to constitute a greater percentage of total revenues.

Cost of revenues. Cost of revenues primarily consists of hosting costs, which are co-location charges and support for our website equipment, bandwidth, depreciation and personnel expenses of the related employees. Cost of revenues also includes fees associated with serving and tracking advertising impressions on our websites. Cost of revenues was $1.2 million in the three months ended June 30, 2004 and $1.7 million in the three months ended June 30, 2005. The increase was due to an increase in the personnel required to support our service, an increase in depreciation due to the purchase of additional equipment last year and in the first and second quarter of 2005, and an increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues increased slightly from 5.5% to 6.3%. We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service geographically.

Research and development. Research and development expenses consist of personnel and related expenses of research and development teams in Israel and the United States. They also include related supplies and equipment costs, including depreciation. Our research and development expenditures were $2.7 million in the three months ended June 30, 2004 and $3.7 million in the three months ended June 30, 2005. The increase in research and development expenditures resulted from the increase in personnel and related expenses as a result of increased headcount and consultants. Because research and development is an important component of our strategy, we expect to continue to invest in these activities. As a result, we expect that research and development expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

Sales and marketing. Sales and marketing expenses consist of the costs of our marketing programs and personnel and related costs for our sales and marketing teams. Our marketing efforts consist primarily of online performance-based advertising campaigns and distribution agreements under which we display our service on other parties’ websites. We depend on these efforts to attract consumers to our service. Our sales and marketing expenses were $11.9 million in the three months ended June 30, 2004 and $16.3 million in the three months ended June 30, 2005. Included in these expenses are online advertising costs of $9.7 million and $12.7 million for the three months ended June 30, 2004 and 2005, respectively, principally reflecting increased purchasing of key words. Personnel and related expenses increased from $2.2 million for the three months ended June 30, 2004 to $3.6 million for the three months ended June 30, 2005, reflecting principally higher headcount and marketing expenses. As a percentage of revenues, sales and marketing expenses increased from 56% for the three months ended June 30, 2004 to 59% for the three months ended June 30, 2005. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

General and administrative. General and administrative expenses consist of general corporate costs, including personnel expenses of employees involved in finance, accounting, human resources and legal, rent, insurance, bad debts and depreciation. Our general and administrative expenses were $3.2 million in the three months ended June 30, 2004 and $6.8 million in the three months ended June 30, 2005. The increase in general and administrative expense primarily resulted from the costs associated with the eBay Inc., acquisition of approximately $1.5 million, legal costs associated with pending litigation of approximately $1.5 million (see Part II, Item 1, Legal Proceedings, for more information regarding ongoing litigation), and accounting costs in order to comply with regulatory reporting requirements of approximately $0.5 million including the increase in finance, human resource and other administrative headcount and related expenses. We expect that we will incur additional legal expenses associated with litigation and accounting costs in order to comply with regulatory reporting requirements.

Stock-based compensation. We recorded stock based compensation expense of $0.3 million for the three months ended June 30, 2004 and $1.0 million for the three months ended June 30, 2005. Our stock based compensation expense is comprised of a number of components, as more fully described below.

We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in anticipation of our initial public offering, we determined that the estimated value of the ordinary shares underlying the stock options granted to employees during the period beginning in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. For the three months ended June 30, 2004 and 2005, the amortization of this component of deferred stock compensation was approximately $0.7 million and $0.6 million, respectively.

In addition, during the third quarter of 2003, we cancelled options to purchase 1,136,951 shares and in connection therewith issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for the restricted ordinary shares. During the second quarter of 2005, we issued 60,000 restricted ordinary shares to two of our executives that are subject to vesting. As a result of our issuance of these restricted shares, we recorded deferred stock compensation of $1.3 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the executives. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares. During the three months ended June 30, 2004 and 2005, we recorded $0.1 million of non-cash compensation expense relating to the vesting of the restricted shares issued in the third quarter of 2003 and $34,000 of non-cash compensation expense relating to the vesting of the restricted shares issued in the third quarter of 2003 and the second quarter of 2005.

We recorded additional deferred stock compensation as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. We reversed $0.4 million of expense and expensed $0.3 million of this component of deferred stock compensation, which represented the vested portion of these stock options, during the three months ended June 30, 2004 and 2005, respectively.

During the second quarter of 2004, the Company issued an option to purchase 1,250 ordinary shares to a consultant that vest over four years. Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which requires that these stock options are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying stock options vest. In connection therewith, the Company recognized stock-based compensation of $10 and $4in the three months ended June 30, 2004 and 2005.

Amortization. As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name that are being amortized on a straight-line basis over their estimated useful lives of two years. During the three months ended June 30, 2004 and 2005, we recorded $0.2 million and $29,000, respectively, of amortization expense relating to these identified intangible assets,. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges. In September 2003, we relocated our U.S. headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was mostly completed during 2003. During the three months ended June 30, 2004, we recorded a charge of $0.3 million, consisting of $0.1 million of severance costs and $0.2 million of relocation costs. Further details regarding the components of this expense can be found in Note 5 of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest and other income (expense), net. Interest and other income, net includes interest income on our cash accounts, finance expenses and fees, and foreign exchange rate gains and losses. Net interest and other income increased from $17,000 for the three months ended June 30, 2004 to $0.9 million for the three months ended June 30, 2005. The increase from 2004 to 2005 is attributable to interest income earned on higher cash balances offset by foreign exchange losses related to short term intercompany balances.

Provision for income taxes. We recorded a nominal provision for income taxes in 2004 and 2005 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the foreseeable future.

Six Months Ended June 30, 2004 and 2005

Revenues. Our revenues consist primarily of revenues from lead referrals; they also include banner and sponsorship advertising revenues and a small amount of other revenues. Our revenues were $42.3 million for the six months ended June 30, 2004 and $56.6 million for the six months ended June 30, 2005, including revenues from lead referrals of $39.0 million and $53.3 million for the six months ended June 30, 2004 and 2005, respectively.

The increases in our revenues reflect growth in the volume of lead referrals to merchants and other listings providers, which rose from 135.9 million in the six months ended June 30, 2004 to 157.4 million in the six months ended June 30, 2005, and average revenues per lead referral of $0.287 and $0.338 for the six months ended June 30, 2004 and 2005, respectively. The increase in lead referral revenues was caused by a higher volume of lead referrals and increased revenue per lead. Revenues per lead referral principally increased as a result of the Company increasing the minimum price per lead referral in April 2004 and February 2005. We anticipate seasonal fluctuations in our minimum price per lead referral, including a planned summer decrease and a planned increase in the fourth quarter 2005.

Banner and sponsorship advertising revenues increased from about $3.2 million, for the six months ended June 30, 2004 to $3.3 million for the six months ended June 30, 2005. We believe that banner and sponsorship advertising revenues will continue to comprise less than 10% of our total revenues in the future.

Our revenues from operations outside of the United States were approximately $6.2 million, or 15% of revenues, in the six months ended June 30, 2004 and $9.3 million, or 16% of revenues, in the six months ended June 30, 2005. We plan to continue to invest in our international operations and as a result, expect our revenues from operations outside of the United States to increase over time and to constitute a greater percentage of total revenues.

Cost of revenues. Cost of revenues primarily consists of hosting costs, which are co-location charges and support for our website equipment, bandwidth, depreciation and personnel expenses of the related employees. Cost of revenues also includes fees associated with serving and tracking advertising impressions on our websites. Cost of revenues was $2.3 million in the six months ended June 30, 2004 and $3.3 million in the six months ended June 30, 2005. The increase was due to an increase in the personnel required to support our service, an increase in depreciation due to the purchase of additional equipment last year and in the first and second quarter of 2005 and an increase in hosting and capacity expenses associated with the expansion of our co-location facilities to support our growth in consumer usage and product listings. As a percentage of revenues, cost of revenues increased slightly from 5.3% to 5.8%. We anticipate cost of revenues will increase in absolute dollars as consumer visitation increases and we expand our service geographically.

Research and development. Research and development expenses consist of personnel and related expenses of research and development teams in Israel and the United States. They also include related supplies and equipment costs, including depreciation. Our research and development expenditures were $5.2 million in the six months ended June 30, 2004 and $6.7 million in the six months ended June 30, 2005. The increase in research and development expenditures resulted from the increase in personnel and related expenses as a result of increased headcount and consultants. Because research and development is an important component of our strategy, we expect to continue to invest in these activities. As a result, we expect that research and development expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

Sales and marketing. Sales and marketing expenses consist of the costs of our marketing programs and personnel and related costs for our sales and marketing teams. Our marketing efforts consist primarily of online performance-based advertising campaigns and distribution agreements under which we display our service on other parties’ websites. We depend on these efforts to attract consumers to our service. Our sales and marketing expenses were $22.3 million in the six months ended June 30, 2004 and $33.0 million in the six months ended June 30, 2005. Included in these expenses are online advertising costs of $17.7 million and $26.1 million for the six months ended June 30, 2004 and 2005, respectively, principally reflecting purchasing of key words. Personnel and related expenses increased from $4.6 million for the six months ended June 30, 2004 to $6.9 million for the six months ended June 30, 2005, reflecting principally higher headcount and marketing expenses. As a percentage of revenues, sales and marketing expenses increased from 53% for the six months ended June 30, 2004 to 58% for the six months ended June 30, 2005. Because our marketing efforts are necessary to promote our brand and expand our business, we expect to continue to invest in these activities. As a result, we expect that sales and marketing expenses for the rest of fiscal 2005 will be higher than the comparative periods in fiscal 2004 in absolute dollars.

General and administrative. General and administrative expenses consist of general corporate costs, including personnel expenses of employees involved in finance, accounting, human resources and legal, rent, insurance, bad debts and depreciation. Our general and administrative expenses were $5.5 million in the six months ended June 30, 2004 and $10.6 million in the six months ended June 30, 2005. The increase in general and administrative expense primarily resulted from the transaction costs associated with the eBay Inc., acquisition of approximately $1.5 million, legal costs associated with pending litigation of approximately $2.0 million, and accounting costs in order to comply with regulatory reporting requirements of approximately $1.5 million including the increase in finance, human resource and other administrative headcount and related expenses. We expect that we will incur additional legal expenses associated with litigation and accounting costs in order to comply with regulatory reporting requirements.

Stock-based compensation. We recorded stock based compensation expense of $2.4 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2005. Our stock based compensation expense is comprised of a number of components, as more fully described below.

We have elected to follow the intrinsic value-based method prescribed by APB 25 for all stock options granted to our employees. For financial reporting purposes and in anticipation of our initial public offering, we determined that the estimated value of the ordinary shares underlying the stock options granted to employees during the period beginning in August 2003 and thereafter was in excess of the exercise price of these stock options, which was deemed to be the fair market value as of the dates of grant. For the six months ended June 30, 2004 and 2005, the amortization of this component of deferred stock compensation was approximately $1.0 million and $1.2 million, respectively.

In addition, during the third quarter of 2003, we cancelled options to purchase 1,136,951 shares and in connection therewith issued 947,423 restricted ordinary shares subject to vesting. As a result of the issuance of the restricted shares, we recorded deferred stock compensation of $1.9 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the employees. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares. During the second quarter of 2005, we issued 60,000 restricted ordinary shares to two of our executives that are subject to vesting. As a result of our issuance of these restricted shares, we recorded deferred stock compensation of $1.3 million, based on the difference between the value of the restricted shares on the grant date and the consideration received from the executives. This amount is being amortized as stock-based compensation over the vesting periods for these restricted ordinary shares. During the six months ended June 30, 2004 and 2005, we recorded $0.2 million and $0.1 million, respectively, of non-cash compensation expense relating to the vesting of these restricted shares.

We recorded additional deferred stock compensation as a result of the cancellation of stock options in 2003 that were reissued within six months of the cancellation. We will incur a charge for compensation expense or a reversal of a charge in connection with variable accounting for these stock options, depending on the market price of our ordinary shares at the end of each reporting period, until those options are exercised, forfeited or expire. We expensed $0.8 million of expense and reversed $0.7 million of expense of this component of deferred stock compensation, which represented the vested portion of these stock options, during the six months ended June 30, 2004 and 2005, respectively.

During the second quarter of 2004, the Company issued an option to purchase 1,250 ordinary shares to a consultant that vest over four years. In addition, in the first quarter 2005, we issued an option to purchase 62,500 ordinary shares to an advisor of the Company that were fully vested at the date of grant. Stock based compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which requires that these stock options are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying stock options vest. In connection therewith, the Company recognized stock-based compensation of $10,000 and $0.8 million in the six months ended June 30, 2004 and 2005.

During the six months ended June 30, 2004, we accelerated the vesting of 22,500 stock options that were issued to a former employee who passed away in February 2004. As a result, we recorded $0.4 million of stock-based compensation based on the deemed fair value of the underlying ordinary shares on the date of acceleration.

Amortization. As part of the purchase price accounting relating to the acquisition of Epinions, Inc., we identified certain intangible assets, consisting of acquired review content, software technology and corporate trade name that are being amortized on a straight-line basis over their estimated useful lives of two years. During the six months ended June 30, 2004 and 2005, we recorded $0.4 million and $0.2 million, respectively, of amortization expense relating to these identified intangible assets. We did not record any impairment of our goodwill or other intangible assets.

Restructuring and other charges. In September 2003, we relocated our U.S. headquarters to Brisbane, California. The plan principally impacted our New York and Israel offices and was mostly completed during 2003. During the six months ended June 30, 2004, we recorded a charge of $0.6 million, consisting of $0.1 million of severance costs and $0.5 million of relocation costs. Further details regarding the components of this expense can be found in Note 5 of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest and other income (expense), net. Interest and other income, net includes interest income on our cash accounts, finance expenses and fees, and foreign exchange rate gains and losses. Net interest and other income increased from $0.2 million for the six months ended June 30, 2004 to $1.5 million for the six months ended June 30, 2005. The increase from 2004 to 2005 is attributable to interest income earned on our cash balances offset by foreign exchange losses related to short term intercompany balances.

Provision for income taxes. We recorded a nominal provision for income taxes in 2004 and 2005 that is principally attributable to minimum corporate taxes. We offset our remaining taxable income through the utilization of net operating loss carryforwards. We expect our net operating loss carryforwards to offset income in future years, and that our Approved Enterprise status in Israel will limit our provision for income taxes in the foreseeable future.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $59.2 million and $49.3 million as of December 31, 2004 and June 30, 2005, respectively. In addition we had marketable securities of $82.1 million and $99.0 million as of December 31, 2004 and June 30, 2005, respectively. As of June 30, 2005, we had approximately $0.1 million of cash deposits that were pledged as collateral for certain outstanding standby letters of credit issued in connection with our office lease, which we, accordingly, segregated and recorded as restricted cash.

Cash generated from operations was approximately $7.0 million and $11.1 million in the six months ended June 30, 2004 and 2005, respectively. Operating cash for the six months ended June 30, 2005 resulted primarily from our net income of $3.9 million, adjusting for non-cash items, including depreciation and amortization of intangible assets of $2.2 million, stock based compensation expense of $1.4 million and non-cash foreign currency losses of $0.5 million.

Accounts receivable decreased $4.3 million, net, from $15.6 as of December 31, 2004 to $11.7 at June 30, 2005 due to the seasonality of our business that results in large volumes of holiday sales in our fourth quarter compared to our first and second quarter. A similar decrease in accounts receivable occurred in the six months ending June 2004. Our days sales outstanding from receivables (DSO) decreased from 41 days in the six months ended June 2004 to 39 days in June 2005.

Accounts payable increased by $1.3 million in the six months ended June 2005 due to increased expenses and the timing of payments. A decrease of $1.1 in other liabilities and accrued expenses in the six months ended June 2005 was a result of the payout of year end commissions and bonuses and a seasonal decrease in purchases of key words from our fourth quarter, offset with an increase in professional fees.

Cash used in investing activities was $3.0 million in the six months ended June 2004 as compared to $21.0 million in the six months ended June 2005. The cash used in investing activities in the first six months of 2004 was primarily due to the purchase of property and equipment and the capitalization of software offset by a decrease in restricted cash. Cash used in investing activities in the first six months of 2005 was primarily due to the purchase of marketable securities of $70.4 million and the purchase of property and equipment and the capitalization of software of $4.0 million, offset by the maturity and sale of marketable securities of $53.2 million.

Cash generated from financing activities was $0.8 million in the first six months of 2004 as compared to $0.6 million for the first six months of 2005. The cash provided by financing activities in the quarter ended June 2004 was driven by proceeds from the exercise of stock options, compared to the six months ended June 2005, which was driven by proceeds from the purchase of shares under our employee stock purchase plan and the exercise of options.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123R, which replaced FAS 123 and superseded APB 25. FAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. . In April 2005, the Securities and Exchange Commission (the “SEC”) announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 5 of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under FAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, which replaces replaces APB 20 and FASB Statement No. 3. FAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition.

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

Risks Related to Our Merger with eBay

On June 1, 2005 we announced that we had entered into an agreement to be acquired by eBay in a transaction where Shopping.com would become an indirect wholly-owned subsidiary of eBay and the outstanding ordinary shares of Shopping.com would convert into the right to receive $21.00 in cash without interest. There are numerous risks associated with our having entered into this agreement, including the following:

We cannot assure you that all conditions to the merger will be completed and the merger consummated.

The merger is subject to the satisfaction of closing conditions, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed or the payment of a large termination fee to eBay under specified circumstances. If the merger is not completed, the market price of our ordinary shares could decline to the extent that the market price of our ordinary shares reflects a market belief that the merger would be completed and its potential benefits would be realized.

Whether or not the merger is completed, the business of Shopping.com could suffer due to the announcement of the merger.

The announcement of the merger may have a negative impact on our ability to sell our services, attract and retain key management, development or other personnel, maintain and attract new customers, and maintain strategic relationships with third parties. The extent of this adverse effect could depend on the length of time prior to completion of the merger or termination of the merger agreement.

Costs associated with the merger are difficult to estimate, may be higher than expected and may harm our financial results.

We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations which cannot be estimated accurately at this time. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

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

We incurred a loss in the current quarter, had a history of losses prior to 2003 and we may incur losses again. We had net losses of $72.9 million in 2001 and $5.1 million in 2002. We expect to continue to increase our sales and marketing expenses, research and development expenses, and general and administrative expenses, and we cannot be certain that our revenues will continue to grow at the same pace, if at all. If our revenue growth does not continue, we may experience a loss in future periods, which could cause our share price to decline.

Approximately 43% of our revenues in the six months ended June 30, 2005 came from Google, which also competes with us, and a change in this relationship could harm our business.

In August 2002, we entered into the first of three agreements with Google to participate in its sponsored links program. Under each of these agreements, we display merchant listings from Google’s advertisers on the “Featured Resources” section of our service, and we generate revenues when consumers click through these listings to the Google advertisers’ websites. In the first six months of 2005, we derived approximately 43% of our revenues under these agreements. The agreement under which most of our revenues from Google are derived accounted for approximately 30% of our 2005 revenues and expires in April 2006. We have a second agreement with Google relating to our U.K. subsidiary, which expires in October 2005, and which accounted for approximately 6% of our first six months of 2005 revenues. We have a third agreement with Google, originally entered into by Epinions, Inc., that expires in May 2006 and accounted for approximately 8% of our first six months of 2005 revenues.

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

The business of providing comparison shopping services is highly competitive. Any service that helps consumers find, compare or buy products or services is a competitor to us. Our competitors may be categorized as focused comparison shopping websites, search engines and portals, online retailers, and other specialized shopping services and publications, such as the following:

•	Focused comparison shopping websites. Several companies focus exclusively on providing comparison shopping services. In this group, our principal competitors are Shopzilla (which was recently acquired by E. W. Scripps Company), mySimon, NexTag and PriceGrabber in the United States, and Kelkoo in Europe (which was recently acquired by Yahoo!). We believe that many of these companies have specific competitive advantages over us. For example, Shopzilla specializes in merchant reviews and PriceGrabber specializes in computers and consumer electronics categories.

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

Although merchants enter into contracts with us when they enroll in our service, they are not required to pay us any minimum amounts, or to list a minimum number of products. Merchants are entitled to a refund of any unused prepaid amounts, which amounted to $1.4 million in the six months ended June 30, 2005, and are record in other payables and accrued expenses, and they may terminate their agreements with us at any time. If a large number of our merchants were to cancel or significantly reduce the number of their product listings, the quality of the shopping experience we offer consumers would decline, leading to a reduction in the number of consumers using our service, harming our business and financial results.

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

If we fail to detect and remove fraudulent clicks, we could lose the confidence of our merchants, thereby causing our business to suffer.

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

As of June 30, 2005, our current executive officers, directors and their affiliates owned or controlled approximately 36% of our outstanding ordinary shares. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders.

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

Effective internal controls are required for us to provide reliable financial reports and to detect and prevent fraud. We are currently assessing our system of internal controls over financial reporting and potential areas of improvement. We expect that enhancements, modifications and changes to our internal controls will be necessary. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2003 audit, our independent registered public accounting firm brought to our attention a need to limit employee access to our revenue tracking system, to retain certain electronic records, to automate more of our financial processes that are currently performed manually, and to prepare timely reconciliations between our general ledger and certain subledgers. The independent registered public accounting firm identified these items as “reportable conditions,” which means that they were matters that in the independent registered public accounting firm’s judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We are in the process of implementing changes to address these reportable conditions, but have not yet completed implementing them. As a result, we have not yet fully remedied these reportable conditions. Completing our assessment of internal controls over financial reporting, implementing changes to address the identified reportable conditions and any other changes that are necessary, and maintaining an effective system of internal controls will be expensive and require considerable management attention. In addition, if we fail to implement and maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our ordinary shares.

We have never paid cash dividends on our share capital, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on any class of our share capital to date and we currently intend to retain any future earnings to fund the development and growth of our business. Furthermore, Israeli law limits the distribution of dividends to the greater of retained earnings or earnings generated over the two most recent fiscal years, provided that we reasonably believe that the dividend will not render us unable to meet our current or foreseeable obligations when due. As of June 30, 2005, our accumulated deficit amounted to $146.2 million. Accordingly, investors must rely on sales of their ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our ordinary shares.

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

At June 30, 2005, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $137.7 million compared to $0 million at June 30, 2004. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. The table below separates the remaining maturities of our fixed income securities into segments to show the approximate exposure to interest rates (in thousands).

Less than one year	$113,842
Less than two years	3,022
Due after two years	20,800

Total	$137,664

We performed a sensitivity analysis on our investment portfolio as of June 30, 2005, based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100 or 150 basis points over a 12-month time horizon. The following table represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$(220,262)	$(440,523)	$(660,785)

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

The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income, operating results or liquidity. As of June 30, 2005, our cash and cash equivalents and marketable securities were maintained by financial institutions in the United States, Israel and Europe. Our deposits in the United States may be in excess of insured limits and our deposits in other jurisdictions are not insured. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

Since we translate foreign currencies (primarily British pounds and Euros) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for the six months ending June 30, 2005 and 2004. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our British and European subsidiaries, we recorded foreign currency exchange loss of $0.5 million in the first six months of 2005 and a loss of $0.1 million in the first six months of 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of June 30, 2005, we did not engage in foreign currency hedging activities.

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

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Accordingly, we expect to make changes in our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 8, 2005, an alleged holder of our ordinary shares filed a purported class action lawsuit in California Superior Court for the County of San Mateo. The complaint is captioned David Chin, et al. v. Shopping.com Ltd. et al., Civ 447369, and names certain of our directors and Shopping.com as defendants (the “Chin Complaint”). It alleges that in pursuing the transaction with eBay Inc. (“eBay”) and approving the Agreement of Merger entered into on June 1, 2005, among eBay, Shopping.com and Harbour Acquisition Ltd. (the “Agreement of Merger”), as previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005, the director defendants violated their fiduciary duties to our shareholders by, among other things, failing to obtain the highest price reasonably available, tailoring the Agreement of Merger to meet the specific needs of eBay and the director defendants, engaging in self dealing, and obtaining personal financial benefits not shared equally by the plaintiff and other shareholders. The complaint also alleges that the Agreement of Merger resulted from a flawed process designed to ensure a sale to one buyer. The complaint seeks, among other things, declaratory and injunctive relief and damages in an unspecified amount. On June 28, 2005, an alleged holder of our ordinary shares filed a purported class action lawsuit in California Superior Court for the County of San Mateo. The complaint is captioned Edward Feierstein, et al. v. Shopping.com Ltd. et al. , Civ 447837, and names certain of our directors and Shopping.com as defendants (the “Feierstein Complaint“). The Feierstein Complaint is substantially similar to the Chin complaint. Our management believes that the allegations in these actions are without merit and intends to defend the suits vigorously.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

As of August 1, 2005, we have not utilized any of the net proceeds from our initial public offering. We intend to use the remaining net proceeds for working capital purposes and general corporate requirements. The amounts that we actually expend for working capital and other general corporate purposes may vary significantly depending on many factors. We may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, products and technologies. We have not allocated specific amounts of net proceeds for any of these purposes. We have no current agreements, commitments or ongoing negotiations for acquisitions of any businesses, products or technologies. Pending these uses, we have invested the funds in money market, money market equivalent and other investment-grade securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual General Meeting of Shareholders on June 7, 2005. The first matter voted upon at the meeting was the election of three Class I directors to serve until the 2008 Annual Meeting of Shareholders. At the meeting, Michael Eisenberg, John Johnston and Reinhard Liedl were elected as Class I directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
Michael Eisenberg	23,509,848	—	—	149,087	—
John Johnston	23,646,563	—	—	12,372	—
Reinhard Liedl	23,638,313			20,622

Our board of directors consists of nine members and is divided into three classes, with each class consisting of two or more members and each class serving staggered three-year terms The term of the Class I directors, who are currently Michael Eisenberg, John Johnston and Reinhard Liedl will expire at the 2008 Annual General Meeting of Shareholders. The term of the Class II directors, who are currently Daniel Ciporin and J. William Gurley, will expire at the 2006 Annual General Meeting of Shareholders. The term of Class III directors, who are currently Elizabeth Cross, Alex W. “Pete” Hart, Ann Mather and Lorrie Norrington will expire at the 2007 Annual General Meeting of Shareholders.

The second matter voted upon at the meeting was the approval of the compensation packages of the company’s former Chief Executive Officer and Chairman of the company’s board of directors, Daniel Ciporin, and the company’s current Chief Executive Officer and member of the company’s board of directors, Lorrie Norrington, as required by the Israeli Companies Law, 1999.

At the meeting, the compensation packages of Mr. Ciporin and Ms. Norrington were approved by the following vote:

	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
Ciporin Compensation Package	12,904,130	4,596,147	11,865	—	6,146,794
Norrington Compensation Package	15,357,194	2,149,846	5,103	—	6,146,793

The third matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. At the meeting, the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non- Votes
23,585,580	68,004	5,352	—	—

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Incorporation by Reference
Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
2.01	Agreement of Merger, dated as of June 1, 2005, among eBay Inc., Harbour Acquisition Ltd. and Registrant.		8-K		06/07/2005

10.01*	Employment Agreement, dated as of June 7, 2005, by and between Daniel Ciporin and Shopping.com (California), Inc.		8-K		06/13/2005

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates management contract or compensatory plan or arrangement in which the Registrant’s executive officers or directors may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	SHOPPING.COM LTD.

	By:	/s/ Greg J. Santora
Greg J. Santora, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
2.01	Agreement of Merger, dated as of June 1, 2005, among eBay Inc., Harbour Acquisition Ltd. and Registrant.		8-K		06/07/2005

10.01*	Employment Agreement, dated as of June 7, 2005, by and between Daniel Ciporin and Shopping.com (California), Inc.		8-K		06/13/2005

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates management contract or compensatory plan or arrangement in which the Registrant’s executive officers or directors may participate.